Form 10-Q
period 1996-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1996-05-21
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-24240

               RIDGEWOOD ELECTRIC POWER TRUST I
(Exact name of registrant as specified in its charter.)

    Delaware, U.S.A.                    22-3105824
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey     07450-2939
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(201) 447-9000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                               March 31,        December 31,
                                 1996              1995

 Assets

Cash                              $ 1,861           $ 5,643
Investments in power
  project partnerships          7,207,846         7,207,846
Due from affiliates               473,127           317,817
Other assets                            0                 0
Total assets                 $  7,682,834      $  7,531,306

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $   45,312         $  44,812
Due to affiliates                 922,367           570,057

                                  967,679           614,869


Shareholders' equity
  (105.5 shares issued
  and outstanding)              6,738,162         6,937,431
Managing shareholder's
  accumulated deficit             (23,007)          (20,994)
Total shareholders' equity      6,715,155         6,916,437

Total liabilities and
  shareholders' equity       $  7,682,834      $  7,531,306

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                            Three months      Three months
                           ended March 31,   ended March 31,
                               1996              1995
                           ______________    ______________


Revenue:

Income from project
  partnerships                  $  17,500         $ 111,677
Interest income                         0            30,739

Total revenue                      17,500           142,416

Expenses:

Trustee fees                        2,500                 0
Management fee                     14,418            21,614
Administrative and
  other expenses                    8,023             3,550
Total expenses                     24,941            25,174

Net income (loss)               $  (7,441)        $ 117,242

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
                       AND MARCH 31, 1995
                           (Unaudited)

                               Three months ended March 31,

                                  1996             1995
                               ____________    ____________


Cash flows from operating
  activities:
Net income (loss)                $ (7,441)        $ 117,242

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Investments in power
  projects and partnerships             0          ( 80,965)

Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates            (155,310)          (30,000)
Increase (decrease) in
  accounts payable and
  accrued expenses                    500           (93,477)
Increase in due
  to affiliates                   352,310                 0

Total adjustments                 197,500         ( 123,477)

Net cash provided (used)
  by operating activities         190,059           (87,200)

Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                   (193,841)         ( 94,261)

Net cash used in
  financing activities           (193,841)         ( 94,261)

Net increase (decrease) in
 cash and cash equivalents        ( 3,782)       (  181,461)
Cash - Beginning of period          5,643           240,190
Cash - End of period              $ 1,861         $  58,729

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Purpose

    Nature of business

Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991 by Ridgewood Power Corporation acting as the general partner. On April 30, 1991, Beale Lynch Power Partners Inc. was admitted as co-general partner of the Partnership.
The partnership began offering limited partnership units in the Partnership on May 1, 1991. The Partnership commenced operations on September 16, 1991 and discontinued its offering of units on March 31, 1992.

On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, called Ridgewood Electric Power Trust I (the "Trust"). Effective July 25, 1994, the Trust elected to be treated as a "Business Development Company" ("BDC") under the Investment Company Act of 1940 and registered its shares under the Securities Act of 1934. In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units. Ridgewood Power Corporation is the sole managing shareholder.

The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include small power production facilities which produce electricity from waste oil, landfill gas and water. The power plants sell electricity to utilities under long-term contracts.

2.       Summary of Significant Accounting Policies

Investments in project development and power generation limited partnerships

The Trust holds partnership interests in power generating limited partnerships which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS


Revenue recognition

Income from investments is recorded when received. Interest and dividend income are recorded as earned.

Offering costs

Effective January 1, 1995, costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions. Previously issued financial statements reflected such offering costs as an expense. Comparative accounts have been restated to reflect the change. For the periods presented herein, net income and total shareholders' equity are unaffected by the restatement.

Cash and cash equivalents

The Trust considers monies invested in a U.S. Treasury Bills
Fund with daily liquidation privileges to be a cash equivalent.

Due diligence costs relating to potential power projects

Costs relating to the due diligence performed on potential power projects are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Those costs relating to an accepted project are capitalized and those costs relating to a rejected project are expensed at that time.

Income taxes

No provision is made for income taxes in the accompanying financial statements as the income or loss of the Trust is included in the tax returns of the individual shareholders.

Reclassification

Certain items in previously issued financial statements have been reclassified for comparative purposes.

                RIDGEWOOD ELECTRIC POWER TRUST I

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus three months ended
March 31, 1995

Results of Operations

The Trust received $17,500 of distributions from the Olinda and South Boston Projects in the first quarter of 1996, as compared to $111,677 of distributions in the corresponding period of 1995. The 84.5% decrease is in part a consequence of reduced distributions from the South Boston Project, where cash flow is being reinvested in the construction and start-up of a waste oil treatment facility and completion of repairs to a damaged engine. Distributions from the Olinda Project in California were substantially reduced from the 1995 level because of seasonal factors. The first quarter 1995 distributions from were derived in large part from third quarter 1994 cash flow. A larger portion of cash flow earned in 1995 by that Project was distributed to the Trust in 1995, thus causing a smaller first quarter 1996 distribution. It should be noted that the bulk of this Project's income is earned during the third quarter because of summer peak demand for electricity, while fourth and first quarter income is depressed because of lesser demand and scheduled maintenance.

Total Trust expenses were almost unchanged from the first quarter of 1995 to the 1996 period. The management fee of 2.5% of net asset value declined from $22,000 to $14,000. Audit and tax return preparation costs accounted for most of the administrative and other expenses in both periods.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

  Liquidity and Capital Resources

During 1995, the Trust had significant requirements for capital as the result of catastrophic failure of two engines at the South Boston Project and the concurrent construction of a waste oil treatment plant for that facility. The Managing Shareholder provided bridge financing as necessary, which is reflected in the "due to affiliates" items in the financial statements. The Managing Shareholder provided $155,000 for these purposes during the first quarter of 1996.

The Trust has filed property damage and business interruption insurance claims against its insurer for the engine failures and has received an initial payment on the claim. It anticipates that the claim will be resolved during 1996 and that amounts advanced by the Managing Shareholder will be reimbursed from claim proceeds. The Trust does not anticipate that the Managing Shareholder will be required to advance material additional funds for the construction project. Additional capital requirements, which should be limited to periodic overhauls and repairs, should be met from operating cash flow of the Projects.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

Please refer to Item 3 of the Annual Report on Form 10-K for the year ended December 31, 1995, as to legal proceedings.


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                 RIDGEWOOD ELECTRIC POWER TRUST I

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


May 20, 1996                By /s/ Robert K. Brady
Date                              Robert K. Brady
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)