Form 10-Q
period 1996-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1996-08-15
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                               June 30,        December 31,
                                 1996              1995

 Assets

Cash                              $   625           $ 5,643
Investments in power
  project partnerships          7,207,846         7,207,846
Due from affiliates               473,127           317,817
Other assets                            0                 0
Total assets                 $  7,681,598      $  7,531,306

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $   31,312         $  44,812
Due to affiliates                 939,867           570,057

                                  971,179           614,869


Shareholders' equity
  (105.5 shares issued
  and outstanding)              6,733,473         6,937,431
Managing shareholder's
  accumulated deficit             (23,054)          (20,994)
Total shareholders' equity      6,710,419         6,916,437

Total liabilities and
  shareholders' equity       $  7,681,598      $  7,531,306

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996
                       AND JUNE 30, 1995
                           (Unaudited)

                                Six months     Quarter      Six months
Quarter
                              ended June 30,    ended     ended June 30,  ended
June 30,
                                  1996       June 30, 1996     1995
1995
                              ______________              ______________
___________



Revenue:

Income from project
  partnerships                  $ 239,501   $   222,001     $ 301,052
189,375
Interest income                         3             3        60,116
29,377

Total revenue                     239,504       222,004       361,168
218,752

Expenses:

Trustee fees                        5,000         2,500             0
    0
Management fee                     14,418             0        43,248
21,624
Administrative and
  other expenses                   34,679        26,656         3,071
 (479)
Total expenses                     54,097        29,156        46,319
21,145

Net income (loss)               $ 185,407    $  192,848     $ 314,849
$197,607

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996
                       AND JUNE 30, 1995
                           (Unaudited)

                                Six months       Quarter      Six months
Quarter
                             ended June 30,  ended June 30,  ended June 30,
ended June 30,
                                  1996            1996           1995
  1995
                               ____________    ____________  _____________
______________



Cash flows from operating
  activities:
Net income (loss)                $ 185,407        $192,848     $ 314,849
$197,607

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Investments in power
  projects and partnerships              0               0      (267,563)
(186,598)

Changes in assets &
  liabilities:
Decrease (increase) in
  interest receivable                    0               0       (59,187)
 (59,187)
Decrease (increase) in
  due from affiliates             (155,310)              0             0
  30,000
Increase (decrease) in
  accounts payable and
  accrued expenses                 (13,500)        (14,000)     (110,487)
 (17,010)
Increase in due
  to affiliates                    369,810          17,500       118,479
 118,479

Total adjustments                  201,000           3,500      (318,758)
(114,316)

Net cash provided (used)
  by operating activities          386,407         196,348        (3,909)
  83,291

Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                    (391,425)       (197,584)     (236,281)
(142,020)

Net cash used in
  financing activities            (391,425)       (197,584)     (236,281)
(142,020)

Net increase (decrease) in
 cash and cash equivalents         ( 5,018)         (1,236)   (  240,190)
 (58,729)
Cash - Beginning of period           5,643           1,861       240,190
  58,729
Cash - End of period              $    625             625     $       0
$      0

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

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS

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

                                       Fair values as of
                                      6/30/96     12/31/95
Power generation limited
 partnerships:
  Stillwater Hydro Partners, L.P.    $1,000,000   $1,000,000
  RW Power Partners, L.P.             3,527,923    3,527,923
  Brea Power Partners, L.P.           2,679,923    3,103,479


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

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS

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

                RIDGEWOOD ELECTRIC POWER TRUST I

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Six months ended June 30, 1996 versus six months ended
June 30, 1995

Results of Operations

The Trust received $240,000 of distributions from the Olinda and South Boston Projects in the first half of 1996, as compared to $301,000 of distributions in the corresponding period of 1995. The 20.4% decrease is in part a consequence of reduced distributions from the South Boston Project, where cash flow is being reinvested in the construction and start-up of a waste oil treatment facility and was applied in part to completion of repairs to a damaged engine.

Distributions from the Olinda Project in California were substantially reduced from the 1995 level because of seasonal factors. The distributions in 1995 from that Project were derived in large part from third quarter 1994 cash flow which was received by the Project in early 1995.
In 1995, a larger portion of cash flow
earned in the third quarter of 1995 by that Project was distributed to the Trust and by the Trust to Investors in 1995, resulting in a smaller first quarter 1996 distribution. It should be noted that the bulk of this Project's income is earned during the third quarter because of summer peak demand for electricity.

Total Trust expenses increased 16.8% ($8,000) from the first six months of 1995 to the 1996 period. The major element of the increase was a $23,000 increase in administrative and other expense, reflecting increases in auditing and tax return preparation expenses. In response to the Trust's need for cash,beginning in April 1996 the Managing Shareholder waived its management fee of 2.5% of assets per year, resulting in a $14,000 saving in the second quarter of 1996. The Managing Shareholder is not obligated to continue this waiver but currently intends to do so.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

Liquidity and Capital Resources

During 1995, the South Boston Project had significant requirements for capital as the result of catastrophic failure of two engines and the concurrent construction of a waste oil treatment plant for that facility. As a result, distributions from South Boston to the Trust were reduced. The Managing Shareholder provided bridge financing as necessary to the Trust, which is reflected in the "due to affiliates" items in the financial statements. The Managing Shareholder provided $155,000 for these purposes during the first quarter of 1996 and an additional $17,500 in the second quarter.

The South Boston Project filed property damage and business interruption insurance claims against its insurer for the engine failures and has received a total of $384,000 through June 1996 and a payment of $160,000, representing substantially all of the amount allowed by the insurer, through July 1996. The Trust does not anticipate any additional material recovery on the claim. These proceeds have been used at the South Boston Project to fund repairs and to substantially repay bridge financing extended by the Managing Shareholder to that Project. At this time, the Managing Shareholder believes that the major demands for capital at South Boston have ended.

The Managing Shareholder believes that Trust cash flow for the remainder of 1996, comprised mainly of distributions from the Olinda Project and anticipated distributions from the South Boston Project, together with its own resources, will be sufficient to meet the Trust's liquidity and capital needs, along with distributions to Investors at the current rate, for the remainder of 1996.

Although the completion of the waste oil processing plant at South Boston removes a number of uncertainties regarding that plant's operation, the issues identified at Items 1 and 3 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 remain. The Trust is currently reviewing its investments in light of recent regulatory developments and intends to report to its Investors later in 1996 as to its conclusions.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

Please refer to Item 3 of the Annual Report on Form 10-K for the year ended December 31, 1995, as to legal proceedings.


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No current reports have been filed on Form 8-K during this quarter.

                 RIDGEWOOD ELECTRIC POWER TRUST I

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


August 13, 1996                By /s/ Robert K. Brady
Date                              Robert K. Brady
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)