Form 10-Q
period 1996-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1996-11-13
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                           September 30,        December 31,
                                 1996              1995

 Assets

Cash                         $     39,588           $ 5,643
Investments in power
  project partnerships          7,207,846         7,207,846
Due from affiliates               473,127           317,817
Other assets                            0                 0
Total assets                 $  7,720,561      $  7,531,306

Liabilities and Share-
  holders' Equity

Accounts payable and
  accrued expenses             $   41,312         $  44,812
Due to affiliates                 939,867           570,057

                                  981,179           614,869


Shareholders' equity
  (105.5 shares issued
  and outstanding)              6,762,147         6,937,431
Managing shareholder's
  accumulated deficit             (22,765)          (20,994)
Total shareholders' equity      6,739,382         6,916,437

Total liabilities and
  shareholders' equity       $  7,720,561      $  7,531,306

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                    AND SEPTEMBER 30, 1995
                           (Unaudited)

                               Nine months   Quarter ended   Nine months
Quarter ended
                              ended Septem-, September 30,  ended Septem-
September 30,
                               ber 30, 1996      1996        ber 30, 1995
1995
                              ______________              ______________
___________



Revenue:

Income from project
  partnerships                  $ 489,501   $   250,000     $ 800,158
499,136
Interest income                       306           303       (69,070)
(129,186)

Total revenue                     489,807       250,303       731,118
369,950

Expenses:

Trustee fees                        7,500         2,500             0
    0
Management fee                     14,418             0        64,882
21,634
Administrative and
  other expenses                   45,313        10,634        22,692
22,692
Total expenses                     67,231        13,134        90,645
44,326

Net income (loss)               $ 422,576    $  237,169     $ 640,473
$325,624

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                     AND SEPTEMBER 30, 1995
                           (Unaudited)

                              Nine months     Quarter ended   Nine months
Quarter ended
                             ended Septem-    September 30,  ended Septem-
September 30,
                              ber 30, 1996        1996       ber 30, 1995
1995
                               ____________    ____________  _____________
______________



Cash flows from operating
  activities:
Net income (loss)                $ 422,576        $237,169     $ 670,473
$325,624
Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Changes in assets &
  liabilities:
Decrease (increase) in
  interest receivable                    0               0        70,000
 129,187
Decrease (increase) in
  due from affiliates             (155,310)              0             0
       0
Increase (decrease) in
  accounts payable and
  accrued expenses                  (3,500)        (10,000)      (91,920)
  18,567
Increase in due
  to affiliates                    369,810               0       345,517
 227,038

Total adjustments                  211,000          10,000      (323,597)
(374,792)

Net cash provided (used)
  by operating activities
  before investments               633,576         247,169       967,070
 700,416

Investments in power
  projects and partnerships              0               0      (524,420)
(256,857)

Net cash provided (used)
  by operating activities          633,576         247,169       439,650
 443,559

Cash provided by (used in)
  financing activities:
Cash distributions to
  Shareholders                    (599,631)       (208,206)     (570,350)
(344,069)

Net cash used in
  financing activities            (599,631)       (208,206)     (570,350)
(344,069)

Net increase (decrease) in
 cash and cash equivalents          33,945          38,963      (130,700)
 109,940
Cash - Beginning of period             625           5,643       240,190
       0
Cash - End of period              $ 39,588        $ 39,588     $ 109,940
$109,940

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

                                       Fair values as of
                                      9/30/96     12/31/95
Power generation limited
 partnerships:
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

                RIDGEWOOD ELECTRIC POWER TRUST I

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

Nine months ended September 30, 1996 versus nine months ended
September 30, 1995

Results of Operations

The Trust received $490,000 of distributions from the Olinda and South Boston Projects in the first nine months of 1996, as compared to $800,188 of distributions in the corresponding period of 1995. The 38.8% decrease is in part a consequence of reduced distributions from the South Boston Project, where during the first half of 1996 cash flow had been reinvested in the construction and start-up of a waste oil treatment facility and was applied in part to completion of repairs to a damaged engine. Cash flows from that Project remained depressed in the third quarter because of the start-up process and higher-than-expected fuel costs.

Distributions from the Olinda Project in California were substantially reduced from the 1995 level because of seasonal factors. The distributions in 1995 from that Project were derived in large part from third quarter 1994 cash flow which was received by the Project in early 1995.
In 1995, a larger portion of cash flow
earned in the third quarter of 1995 by that Project was distributed to the Trust and by the Trust to Investors in 1995, resulting in a smaller first quarter 1996 distribution. It should be noted that the bulk of this Project's income is earned during the third quarter because of summer peak demand for electricity, and is distributed to the Trust in later periods after billing and collection.

Total Trust expenses decreased 25.8% ($23,000) from the first nine months of 1995 to the 1996 period. In response to the Trust's need for cash, beginning in April 1996 the Managing
Shareholder waived its management fee of 2.5% of assets per year, resulting in a $50,000 saving in the second and third quarters of 1996. The Managing Shareholder is not obligated to continue this waiver but currently intends to do so. There was a $19,000 increase in administrative and other expense, from the 1995 period to the 1996 period, reflecting increases in auditing and tax return preparation expenses.

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

Although the completion of the waste oil processing plant at South Boston removes a number of uncertainties regarding that plant's operation, the issues identified at Items 1 and 3 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 remain. The Trust is currently reviewing its investments in light of recent regulatory developments and the negotiations discussed at Item #1 of
Part II of this Quarterly Report and expects that it will report to its Investors at the end of 1996.

Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts, New Hampshire and New York, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

It must be remembered, however, that legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, that affect the Trust.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

Please refer to Item 3 of the Annual Report on Form 10-K for the year ended December 31, 1995, as to legal proceedings.
As disclosed there, Virginia Electric Power Company ("Vepco") had improperly terminated the power purchase contract for the South Boston Project, and the federal district court upheld the Trust's position that the termination was wrongful. Vepco appealed to the federal Court of Appeals for the Fourth Circuit. In September 1996, the court of appeals remanded the case to the district court for factual findings as to whether federal jurisdiction existed. Subsequent to the remand, Vepco proposed negotiations to settle the case, which are ongoing. The Trust anticipates that the negotiations will be completed before the end of 1996 and that the matter will be resolved favorably to the Trust.


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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


November 13, 1996              By /s/ Thomas R. Brown
Date                              Thomas R. Brown
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)