Form 10-K
period 1996-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1997-04-16
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

Commission file number   0-24240

RIDGEWOOD ELECTRIC POWER TRUST I
(Exact Name of Registrant as Specified in Its Charter)

               Delaware                                22-3105824
       (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

c/o Ridgewood Power Corporation, 947 Linwood Avenue, Ridgewood,
 New Jersey 07450-2939
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[
 ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1997 was $10,550,000.

PART I

Item 1.  Business.

Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(2)(iv), 1(c)(3), 1(c)(4), 1(c)(6)(ii)
and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described below at
Item 1(c)(4) - Trends in the Electric Utility and
Independent Power Industries.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.



(a)  General Development of Business.

     Ridgewood Electric Power Trust I (the "Trust") was organized as a
Delaware business trust on May 9, 1994, for the purpose of acquiring all of the assets and carrying on the business of Ridgewood Energy Electric Power, L.P. (the "Partnership"), a Delaware limited partnership which was organized in March 1991, to participate in the development, construction and operation of independent power generating facilities ("Projects"). On June 15, 1994, with the approval of the partners, the Partnership was combined into the Trust, which assumed all of the Partnership's assets and liabilities.

     The predecessor Partnership raised $10.5 million in a single private offering conducted in 1991 and early 1992. Substantially all of those funds were applied prior to 1995 to the purchase of interests in the three Projects described below, to funding terminated activities and to defray the fees and expenses of the offering and the Partnership.

     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended ( the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of such election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On June
25, 1994 the election and registration became effective. The Trust currently has 218 holders of record of Investor Shares.

     Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust and as such has direct and exclusive discretion in the management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust for the purposes of the 1940
Act).
 Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act. See Item 10.
- Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: investing in independent power generation.

(c)  Narrative Description of Business.

     (1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users. The Trust has invested its funds in three such projects: the Olinda Project, a five megawatt capacity electric generating plant fueled by methane gas from a local landfill in Brea, Orange County, California; the South Boston Project (previously designated as the "Lynchburg
Project"), a three megawatt capacity electric generating plant at South Boston, Virginia that burns waste fuel oil prepared in part by an on-site waste oil processing facility; and the Stillwater Project, a 3.5 megawatt hydroelectric facility located on the Hudson River north of Albany, New York.

     These Projects are Qualifying Facilities, which are generally exempt from federal and state regulations which apply to investor-owned electric utilities. As described below, under current law, utilities are required to purchase electricity generated by Qualifying
Facilities under terms generally favorable to the Qualifying
Facilities.

     Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source).

     The electricity produced by each Project is sold to the local electric utility company under long-term purchase contracts ("Power Contracts"), or is used in part on site to power equipment.

     As discussed below, the Trust is a "business development company" under the Investment Company Act of 1940. In accounting for its Projects, it treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only cash distributions are included, as revenue, when received. Accordingly, the recognition of revenue from Projects by the Trust is dependent upon the timing of distributions from Projects by the Managing Shareholder. As discussed below and at Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

     (2)  The Trust's Investments.

     (i) Stillwater Project. In October 1991, the Trust acquired certain equity rights with respect to a 3.1 megawatt hydroelectric facility which was then under construction on the Hudson River in the village of Stillwater, New York (approximately 30 miles northeast of Albany) at the site of a pre-existing 800 foot wide masonry dam structure (the "Stillwater Project"). These equity rights were purchased by the Trust from Long Lake Energy Corporation for a purchase price of $750,000. Subsequently, the Trust and affiliates of the general contractor and affiliates of the equipment supplier formed
Stillwater Hydro Partners, L.P. ("SHP") to continue development of the
Stillwater Project, with the Trust holding a 32.5% partnership interest in SHP.

     The other partners in SHP have provided all of the equity investment necessary to complete the Stillwater Project. In addition, the CIT Group/Capital Equipment Financing Inc. ("CIT") a nationally recognized project lender which is a joint venture between Chemical Bank, N.A. and Dai-Ichi Kangyo Bank (a large Japanese bank) provided a variable rate construction loan to complete the Stillwater Project.

The Stillwater Project commenced commercial operation in May 1993.

     In July 1994, the CIT construction loan was converted to a fixed rate 15-year term loan in the principal amount of approximately $8,050,000. In addition to the fixed interest payments, CIT is also entitled to receive, as additional interest, 22.5% of the available cash flow of the Stillwater Project. The term loan is payable only by
SHP, and is non-recourse to the Trust.

     In May 1994, the Trust exercised its rights to exchange its
32.5%
partnership interest in SHP for a fixed preferred partnership distribution of $1 million, plus a compound annual return of 12% thereon until paid in full. A writedown of $162,000 was taken in 1993. Over the nine year schedule of annual payments, the Trust expects to receive total payments of approximately $1,720,000, of which approximately $126,000 has already been received. SHP is required to apply substantially all of SHP's available cash flow after funding of debt service (up to a maximum amount each year) to satisfy the payment obligation to the Trust, with any shortfalls to be carried forward with interest into subsequent years.

     In November 1994, the amount of the term loan was increased by CIT to approximately $8,995,000, reflecting the receipt by SHP of certain amendments to its licenses and permits to enable the Stillwater Project to capture additional water flow across the dam and thereby increase its capacity to 3.5 megawatts, which might increase revenue from the sale of electricity. The projections furnished by SHP to CIT in connection with such increase indicated sufficient annual cash flow to permit SHP to meet its payment obligations to the
Trust as described above.

     However, the ultimate ability of SHP to meet its debt service payment and payment obligations to the Trust is dependent on the actual operating performance of the Stillwater Project, which, in turn, is largely dependent upon water levels in the Hudson River. In 1995, the Hudson River basin experienced a severe drought, resulting in Hudson River water levels which were substantially below normal. Although increased precipitation in late 1995 and early 1996 brought flow levels back toward the norm, high water flows damaged portions of the facility, including the recently installed modifications for capturing additional water flow. Although there is insurance coverage for the damage, necessary delays in repairing the facility and regulatory limitations on construction scheduling will cause electricity output to be reduced into 1997.

     As a result, all available cash flow from the Stillwater Project is being applied to meet debt service requirements. Until water flows return to expected levels, repairs are completed and the current arrears in debt servicing are made up, it appears likely that most, if not all, of the payments due to the Trust will be deferred and carried forward, with interest, into subsequent years.
 The Trust does not expect to receive a distribution from the Project in 1997.

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract with a remaining term of 31 years. Niagara Mohawk has argued before the New York Public Service Commission, the state agency that regulates the electric utility industry, and the Federal Energy Regulatory Commission ("FERC") that rates it pays to purchase electricity under long-term Qualifying Facility contracts are uneconomic and that it should be allowed to abrogate those contracts. In April 1995 FERC rejected Niagara Mohawk's application and the New York State Public Service Commission has also refused the requested relief.

     March 11, 1997 the New York Times reported that Niagara Mohawk had agreed with independent power producers to buy out the Power Contracts with independent power producers that were above current market levels. The estimated cost is $4 billion (to be paid 10% in cash and 90% in Niagara Mohawk securities) and is subject to approvals from shareholders and the New York Public Service Commission and Niagara Mohawk's ability to raise the necessary funds. The Trust has not yet been advised of any proposal from Niagara Mohawk for a buy-out of the Stillwater Project's Power Contract.

     (ii) South Boston Project. The Trust made an initial $2.8 million equity investment in a 3 megawatt electrical generating facility that was constructed in an industrial park at South Boston, Virginia (the "South Boston Project"). The facility uses waste oil as its primary fuel source for three refurbished reciprocating diesel engine generators. The Trust's investment covered all development and construction costs of the facility.

     Construction of the facility began in January 1993. The facility began commercial operations in June 1993, but did not operate at full capacity until December 1993 because of start-up testing, debugging and maintenance.

     To improve the economic performance of the Project, the Trust built a new fuel processing facility adjacent to the generating facility that uses the heat absorbed in the generators' coolant so that the waste oil can be processed on-site rather than purchased from off-site processors. The construction cost of the fuel processing facility was approximately $800,000, thereby raising the total projected investment in the Project to approximately $3.5 million. In
1995, the Managing Shareholder advanced $570,000 to the Trust to help finance the construction costs.

     In December 1994 an equipment failure caused significant damage to one of the three diesel engines and its turbocharger. Because of inability to find a working replacement turbocharger, the unit was not put back into service until July 1995 at a repair cost of approximately $54,000. In May 1995, another engine failed, requiring a replacement of the engine which was completed in December 1995 at a cost of approximately $228,000. The Trust successfully claimed against its insurer for substantially all of the replacement and repair costs and also received payment under its business interruption insurance policy for a portion of the lost electricity sales. Further, the Trust purchased a backup .5 megawatt engine generator set in May 1995 to mitigate losses and provide relief for maintenance and other outages.

     During 1996, work continued on the waste oil plant, which was financed by additional advances of approximately $260,000 from the Managing Shareholder. Because of the need to apply cash flow to completing the waste oil plant and because of the prolonged period necessary to train personnel, determine proper operating parameters and bring the plant into operation, distributions from the Project to the Trust in 1996 increased 27.5% (to $208,000) from the depressed l995 level of $163,000, but remained below the 1994 level of $623,000.

     In July 1995, Virginia Electric and Power Company ("VEPCO") the utility which purchases electricity from the South Boston Project under a long-term Power Contract, purported to cancel the Power Contract for alleged defaults by the project. After negotiations with VEPCO proved unsuccessful, the Trust sued VEPCO in the federal district court for the Eastern District of Virginia to compel VEPCO to continue to honor the terms of the Power Contract. On September 15, 1995, the judge hearing the case entered an order in favor of the South Boston Project compelling VEPCO to continue honoring the Power Contract and VEPCO to date has paid in full all amounts currently due. VEPCO appealed the decision to the United States Court of Appeals for the Fourth Circuit, which considered the appeal in August and September 1996 and which remanded the case in September 1996 to the district court for fact-finding on jurisdictional issues. The parties began settlement discussions at the time of the remand.

     On January 17, 1997, VEPCO settled the pending lawsuit by paying $3,750,000 in cash to the partnership owning the South Boston Project and by waiving substantial capacity payments that might have been due to VEPCO in the event of an early termination of the Power Contract. The Project partnership surrendered the Power Contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits the partnership to continue operating the generating station and the associated waste oil treatment plant, but it may not sell electricity to VEPCO except at VEPCO's request, and the partnership may only sell electricity to investor-owned electric utilities for resale or use outside VEPCO's service area. In addition, the facility may be operated for non-generating purposes such as waste oil treatment and electricity may be generated for the facility's needs. VEPCO may cut the interconnection of the facility with its lines and reconnection is permitted only for electricity sales in compliance with the settlement agreement. The partnership may remove and sell equipment.

     These restrictions apply to any person that purchases or otherwise obtains the South Boston facility from the partnership or the Trust. Because under these restrictions it is currently uneconomic to operate the South Boston facility, the Trust has shut down the facility.

     The net proceeds from the settlement and the return of security for a letter of credit are approximately $2.8 million. The Trust has entered into a letter of intent to purchase the general partner's and residual interests in the Olinda Project, described below, and has committed substantially all of the net proceeds from the settlement to that purchase. The Trust is considering its alternatives for the South Boston generating and waste oil treatment plants which include, without limitation, sale or disposition of the plants, operating the waste oil facility, or keeping the plants in shutdown status until more favorable market conditions occur. Sale or disposition of the plants is likely to have beneficial tax effects to Investors if the transactions can be properly structured. The Trust currently expects that it will decide the future of the South Boston Project before the end of 1997.

     (iii) Olinda Project. In October 1994, the Trust purchased for
$3.1 million an equity interest in Brea Power Partners, L.P., a partnership which owns and operates a 5 megawatt landfill gas-fired electric generating plant known as Olinda and located in Brea, California (the "Olinda Project"). Under the structure of the investment, the Trust receives a priority cash distribution (generally, 98% of available cash flow) until such time as the Trust receives a return of its entire investment, together with a compound annual return of 15%. In addition, the Trust retains a 5% interest in the Olinda Project's profits and capital after the priority distributions to the Trust have been made.

     The Olinda Project sells electricity under a long term Power Contract to Southern California Edison Co. which may be terminated by the purchaser no earlier than 2005 on five years' advance notice.
 The landfill gas is produced from a landfill owned by the County of Orange, California, under a gas lease agreement with the operator of the Project, that expires no earlier than 2005, for resale by the operator to the Project at a formula price.

     Distributions from the Olinda Project to the Trust in 1996 totalled $797,000, down 7.4% from the 1995 level of $860,000. Because the Trust's investment base in the Olinda Project decreases annually, its rights to a preferred distribution correspondingly decrease. Because substantially all of the Trust's rights to distributions from its current interest in the Olinda Project will terminate in 2005, the Trust is treating distribnution amounts in excess of the 15% annual return target as returns of capital. Accordingly, $398,000 of the 1996 distributions and $441,000 of the 1995 distributions were treated as returns of capital to the Trust.

    In November 1996 Air Products Corp. sold all of the interest in the Olinda Project that the Trust did not own (the general partner's and residual limited partner's interests) to an affiliate of Duquesne Light Co., which is the investor-owned electric utility serving Pittsburgh, Pennsylvania. In March 1997 the Trust and Duquesne Light entered into a letter of intent for the Trust to purchase those interests for $3,000,000. Duquesne Light continues to own the landfill gas collection and cleaning systems at the site and will continue to sell gas to the Project under the existing formula price, except that the base amount will be increased by $150,000, and the existing right of the Project to extend the gas supply agreement beyond its 2004 termination date will be cancelled.
 The management agreement with an affiliate of Duquesne Light will be terminated.

     Additional information regarding the Projects is found in the Notes to the [Consolidated] Financial Statements.

(iv) Glendale Project. On April 12, 1997, the Trust advised its Investors that it was negotiating the acquisition of a landfill gas cleaning and compression station located at a landfill in Los Angeles County, California and the six-mile pipeline linking the station to the Glendale, California municipal electric generating plant. The seller would retain title to the landfill gas gathering system and would continue to sell gas to the project, which, after processing and transportation, would resell the gas to the municipal utility under an existing sales contract with a 20 year remaining term. The estimated purchase price is $12 million. The tax credits granted for landfill gas production would remain with the seller. The Trust believes that the purchase negotiations will be protracted, that there is no assurance the transaction will close and that it is possible that the terms of any purchase will be materially different from those described here.

     (v) Terminated Activities. The Trust also was a partner in two project development and acquisition partnerships that were unsuccessful in consummating any transactions. The Trust terminated participation in both in late 1994 and wrote off a total of $815,000 at that time.

     (3) Project Operation

     The success of a Project is dependent on the ability of the Project to perform efficiently under its Power Contract and is also dependent upon obtaining a necessary fuel supply at reasonable prices
(or obtaining rights or licenses in the case of hydropower or geothermal resources). The Stillwater Project has the necessary permits to use hydroelectric resources and thus may use those resources to the extent available. Use of those resources is limited seasonally by the New York State Department of Environmental Conservation to protect fish spawning populations and river quality and is subject to unpredictable local drought and flood conditions.
 The Olinda Project has a long-term gas supply agreement providing for 100% of its requirements (subject to actual availability of landfill gas) at a fixed price escalated by 3.7% annually through the term. The South Boston Project had a mixture of long-term and short-term fuel supply contracts and was subject to the availability and pricing of waste oil from time to time. The price of waste oil is affected by the pricing of oil and other hydrocarbons, which have fluctuated significantly in the last decade and which may continue to do so, although the fluctuations in waste oil prices tend to be less volatile than the variations in primary production.

     The major costs of a facility while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor.
The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business. The Stillwater Project is managed by its remaining equity partners and the Olinda Project is managed under contract by the general partner of the limited partnership owning the Project. The Trust monitors their performance using its own personnel and outside consultants.

     The South Boston Project was originally managed by Blackhawk Management Group, Incorporated, whose sole owner and employee had been the original developer of the South Boston Project. The Trust dismissed the manager in June 1994. See Item 3 - Legal Proceedings for information concerning litigation arising from the dismissal. Since that time, the Trust has owned (through a subsidiary) and managed the Project itself. The costs of operating this Project have been wholly borne by the Trust as operating expenses and have not been borne by the Managing Shareholder. Based on this experience and its experience managing other similar investment programs, the Managing Shareholder believes that contracting with third persons for the management of operating Projects in many cases is not in the best interests of the Trust because of the fragmentation of responsibility, the need for extensive oversight of the managers, the loss in some cases of economies of scale, the difficulty in some areas of obtaining qualified managers and the generally high costs of management contracts. Further, the use of third persons to manage Projects deprives the Trust and other programs of management experience and hands-on knowledge that otherwise would be acquired by the Managing Shareholder or Affiliates.

     The Managing Shareholder accordingly has organized Ridgewood
Power Management Corporation ("RPMC") to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of the South Boston Project to RPMC.

     Like the Managing Shareholder, RPMC is wholly owned by Robert
E. Swanson. It entered into an "Operation Agreement," effective January 1, 1996, under which RPMC has provided the management, purchasing, engineering, planning and administrative services for the Lynchburg Project that were previously furnished by employees of the Trust or by unaffiliated professionals and consultants and that were borne by the Trust as Project operating expenses, as well as billing, payment and other Project-level accounting and service costs. These services are charged to the Trust at RPMC's cost.
RPMC has shut down operations at the South Boston Project and is supervising it in its inactive state, pending a decision on its future status. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 - Certain Relationships and Related Party Transactions for further information regarding the Operation Agreement and RPMC and for the cost reimbursements received by RPMC.

     Electricity produced by a Project is typically delivered to the electric utility purchaser through transmission lines and equipment that are built to interconnect with the utility's existing power grid.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. In addition, for the Stillwater Project, there are seasonal fluctuations in the amount of power generated based on fluctuating water flows in the river.

     Generally, revenues from the sales of electric energy from a Project will represent the most significant portion of the facility's total revenue. However, to maintain their status as Qualifying Facilities under PURPA, it is imperative that the South Boston and Olinda Projects continue to satisfy PURPA requirements as to fuel use.
 To do so, the South Boston Project must burn at least a specified amount of waste oil or other waste products. The availability of waste oil that meets the specifications needed for use in the South Boston Project fluctuates and its price varies accordingly. Therefore, it is possible that the South Boston Project could have difficulty obtaining sufficient waste oil fuel at an economic price.

In such an event, it might be possible to convert the Project to a cogeneration facility if a user of the Project's heat could be obtained.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel is usually the most significant factor in determining working capital needs.

     Most Projects require a variety of permits, including zoning and environmental permits. Such permits must usually be kept in force in order for a Project to continue its operations. Compliance with environmental laws is a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been in part offset by lower acquisition prices for its investments and that it structured its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) -- Business-Narrative Description of Business -- Regulatory Matters.

     (4)  Trends in the Electric Utility and Independent Power
Industries.

     As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring.
 In accordance with industry usage, sales of electricity by generators to utilities or other marketers of electricity are referred to as "wholesale" transactions and sales by generators, utilities or others to end users of electricity are referred to as "retail" transactions.

Continued Deregulation of the Generating Market.

     The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitations on their ownership of new generating facilities that qualify as "exempt wholesale generators" and on their ability to participate in Independent Power Projects. See Item 1(c)(6)(ii) -- Energy Regulation -- the 1992 Energy Act. Many state electric utility regulators are considering plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, Independent Power Projects in the future will face competition not only from other Independent Power Projects seeking to sell electricity on a wholesale basis but also from exempt wholesale generators, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities. Large-scale Projects that can sell large amounts of electricity or that have excellent reliability records or favorable locations may have competitive advantages over small-scale Projects (such as the Trust's), Projects that cannot commit to deliver power on a firm commitment basis or Projects that are located in electricity surplus areas with insufficient transmission capacity.

Wholesale-level Access to Transmission Capacity.

     Without access to transmission capacity, an Independent Power Project or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). The most important changes occurring in the electric power industry are the efforts of FERC to compel utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators.
 When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and Independent Power Projects.

     The 1992 Energy Act empowered FERC to require electric utilities and power pools to transmit electric power generated by other wholesale generators to wholesale customers. This process is referred to as "wheeling" the electric power. Essentially, the generator contributes power to a utility or power pool and is credited with that contribution, and the utility or power pool serving the wholesale customer makes available that amount of electric power to the customer and debits the generator. Wheeling is effected between power pools on a similar basis.

     FERC initially dealt with wheeling requests on a case-by-case basis as constrained by provisions of the 1992 Energy Act that require all costs of the transmitting utility to be recovered in the transmission charge and that prohibit wholesale competitors from wheeling power to customers of an electric utility under generating contracts or tariffs. On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Initial trade estimates are that up to 6% of the entire U.S. market for wholesale power would be available to Independent Power Projects and other wholesale generators under the proposal.

     Numerous regulatory issues must be addressed under this proposal of which one of the most contentious is the treatment of utility so-called "stranded costs." Utilities that own generating plants with relatively high costs of production would be under severe competitive and regulatory pressure to purchase cheaper wholesale electricity, but in that event the utilities would not receive sufficient revenue to meet debt service requirements or other capital costs (the stranded costs) relating to the high-cost plants. This might significantly impair utility cash flows and some utilities might be at risk of insolvency in that event. The FERC order would require some mitigation efforts on the utility's part, but primarily would require wholesale customers who acquire electricity from a new supplier to compensate their former utility supplier for revenue lost. This might require a customer who changes suppliers to pay a substantial additional fee to the prior utility supplier, thus inhibiting changes of supplier.

     The order takes no action to modify existing power purchase contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. The Trust has developed its business plan in anticipation of the order and will pursue its investment program to take advantage of opportunities as they arise in the changing industry. The Trust is unable to predict the consequences of the order on its eventual operations or on the independent power industry.

     State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations.

     In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in the U.S., and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for Independent Power Projects. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

Conservation Initiatives.

     In recent years many state regulators, at the urging of citizen's groups and as contemplated by the 1992 Energy Act, have required electric utilities to engage in least cost utility planning, demand side management and other conservation programs. These programs have the common effect of encouraging utilities to look to conservation of electricity and the more efficient use of existing capacity as means of meeting new demand, as well as to purchases from Independent Power Projects or wholesale generators and to building more generation capacity. There are also reports that utilities are reducing their reserve capacity levels to minimums and are more aggressively controlling dispatch of power as a means of minimizing new power purchases.

Proposals to Modify PURPA and Existing Power Contracts.

     The independent power industry remains a creature of PURPA in most respects. The prospects of increased competition to supply electricity, availability of wheeling of wholesale power, supply alternatives through the conservation initiative described above and reduced rates of increase in electricity demand have caused many electric utilities to advocate repeal or modification of PURPA and changes to existing long-term Power Contracts with Independent Power Projects. These utilities have alleged that PURPA requires them to purchase electricity at higher prices than they could acquire new capacity themselves and that existing Power Contracts, signed when utilities anticipated much higher fuel and capital costs and higher demand, provide for prices substantially above current wholesale prices. The independent power industry has pointed out that PURPA does not require utilities to purchase new supplies from Independent Power Projects at rates above alternative sources' prices (although a few state regulators have imposed such requirements from time to time) and that existing long-term Power Contracts were generally entered into on the basis of good faith estimates by the utilities of future conditions with the expectation that sponsors would rely upon them. As mentioned above, Niagara Mohawk Power Company, the utility to which the Stillwater Project sells its output, has attempted unsuccessfully to do so. In March 1997, as discussed above, Niagara Mohawk proposed a $4 billion buyout of many of its long-term Power Contracts rather than continue to try to invalidate them.

     To date, FERC has rejected proposals to modify existing Power Contracts (except for contracts entered into under state regulations mandating payment of prices greater than utility avoided costs at the time the contracts were executed), and FERC's rulemaking proposals are expressly based on the principle that existing Power Contracts that comply with current law should not be modified by FERC. Although proposals have been introduced in Congress to amend or repeal PURPA, no such proposal has yet been reported to the floor. However, there can be no assurance that FERC or the Congress will not take action to reduce or eliminate the benefits or PURPA for Independent Power Projects or that they would not take action purporting to change or cancel existing Power Contracts or that they would not take action making compliance with those contracts economically or practically infeasible. If any such action were to be taken, the value of existing Independent Power Projects might be significantly impaired or even eliminated. If such action were to be proposed with any significant prospect of adoption, the consequent uncertainty might have similar effects.

     In a related phenomenon, some electric utilities that are parties to long-term Power Contracts with rates substantially above current replacement costs have entered into buy-out arrangements with the owners of those Independent Power Projects. Under these agreements, the Power Contracts are terminated in exchange for a payment by the utility to the Project. Typically, these arrangements have been limited to Independent Power Projects with high costs of production or other factors that have impaired their profitability, even with a firm Power Contract. The settlement with VEPCO for the South Boston Project was accepted to end a debilitating litigation. The Trust does not anticipate that it will solicit or receive a buy-out arrangement for its remaining two Projects, but it will consider potential arrangements if conditions warrant.

Retail-level Competition

     An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating Project to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles.

     Many states are experimenting with retail wheeling, and many larger states, including New York, among others, are implementing large scale movements toward various forms of retail deregulation. It appears that most states will do so by the year 2000. These proposals are currently the subject of intensive debate and restructuring, and any such proposal is likely to undergo judicial review. Regulators and industry participants currently have extreme uncertainty as to whether and how far retail-level competition will be authorized, the treatment of stranded costs, the extent to which FERC's actions in the wholesale market will practically compel retail-level competition and the effects of any change. As of the date of this Annual Report, however, no state authority has proposed or implemented any plan that would abrogate or impair existing long-term Power Contracts with Independent Power Projects. Instead, to the extent that long-term Power Contracts have rates above current avoided costs, the excess is being treated by most states as a form of stranded cost. Many states are providing that all or most of the stranded costs will be borne by ratepayers rather than Independent Power Projects or utilities. Typically, the state will require customers who change electricity suppliers to make payments to a fund used to reimburse utilities in part for the burden of stranded costs. Although this may lessen pressures on utilities to contest long-term Power Contracts, it may deter retail customers from switching to independent power suppliers.

Initial Effects of Trends

     Although, as mentioned above, it is impractical to predict all the consequences of the rapidly evolving trends in the electric power industry, certain patterns are beginning to emerge. First, as noted before, investment in new Independent Power Projects and in new utility generating capacity in the United States has substantially decelerated since 1993, as the larger participants in the development process (including developers, utilities, lenders and equipment suppliers) reassess their positions. Indeed, many of the largest participants have announced their intentions to concentrate their resources in developing countries in Europe and Asia. Similarly, lenders are more reluctant currently to extend large amounts of non-recourse financing for development of Projects and are insisting on larger equity investments by owners of Projects.

     In response to the current perceived slowing of electricity demand growth, the prospect of wholesale competition and the relatively higher prices currently payable under some long-term Power Contracts, many electric utilities have refrained from entering into new, long-term Power Contracts with Independent Power Projects and have instead proposed to purchase electricity from Qualifying Facilities or other generators under short-term contracts. Competitive bidding by utilities, governmental units and in states where permitted, large industrial and commercial users for electricity supplies is becoming common. In 1995 and 1996, these competitive solicitations typically attracted large numbers of bids at prices substantially below prior utility prices. Although these solicitations cover a minuscule part of the wholesale market, they indicate that there is currently intense competition to sell new capacity from Independent Power Projects. Certain state regulators, in response to these conditions, have proposed or approved auctions to generating businesses of the rights to supply utilities. The Trust is currently relying on its existing long-term Power Contracts so as to minimize exposure to volatile short-term markets. There is no assurance that it will be able to extend those Power Contracts or acquire other customers on favorable terms.

     As a consequence of these trends and industry participants' reactions to them, many observers, including utilities, believe that there are temporary, regional surpluses of electric generating capacity. For example, in the spring of 1995, the California public utilities commission projected that the state's three largest utilities would not need additional generating capacity until 2004, and that there was a current small surplus of capacity. It should be noted, however, that the projections also foresaw a rapid increase of demand for capacity in the ten years following 2004. Similarly, on a nationwide level a 1997 estimate forecasted that 71,000 Megawatts of capacity is currently provided by fossil-fuel power plants that are over 30 years old and are approaching the ends of their expected useful lives, that most nuclear power plants are facing relicensing proceedings that normally require extensive reconstruction, and that up to 10% of all U.S. generating capacity may be up for replacement in the next 15 years. Accordingly, one of the most important and difficult questions for determination is whether the current reluctance to finance and build additional generating capacity will lead to capacity shortages on a regional or national basis in the next ten years. Further, as the supply market becomes more fragmented and short-term, regulators and customers are beginning to raise concerns as to the dependability of supply.

     Another consequence of the current industry reluctance to commit to long-term increases in capacity and the perceived existence of regional surplus capacity is a short-term orientation on the part of many industry participants. Recently, many companies, including affiliates of fuel suppliers and utilities, have applied to FERC to act as electric power marketers, because they anticipate that if wholesale wheeling becomes significant there will be strong demand for brokers or market makers in electric power. It is uncertain whether power marketers will become significant factors in the electric power market. A related development is the creation of derivative contracts for hedging of and speculation in electricity supplies. A few developers and utilities are also considering the construction of "merchant power plants," which would be built without firm Power Contracts in hopes of marketing their output on the anticipated short-term, competitive wholesale or retail markets.

     With these conditions in mind, many observers see two primary strategies for Independent Power Projects to succeed in the United
States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or legislative actions
do not abrogate the contracts.    Second, Projects that are low-cost
producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the competitive market. The Trust intends to focus on both possibilities and to maintain a focus on medium-to-long-term results.

     Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic. A number of large natural gas utilities have also acquired or are considering acquiring electric utilities. Industry observers have attributed this to the more entrepreneurial character of the gas industry, which has already been deregulated, and to the fact that natural gas is currently a preferred fuel for generating plants, which may encourage the combination of the fuel suppliers with fuel users to assure supply and reduce uncertainties. These consolidations and acquisitions tend to create additional competitive pressures in the electric power industry; however, this trend is also encouraging the divestiture of smaller Projects or Projects that are deemed less central to the operations of large, consolidated businesses.


     (5)  Competition

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating Independent Power Projects. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and in a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of Independent Power Projects. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Trust.

     Competition in the energy market is generally not a factor in the current operations of the Trust since the Projects which it is currently operating have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its electricity output if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes, or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

     6.  Regulatory Matters.

     Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a
Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. Since the Trust operates as a "business development company" under the 1940 Act, it is also subject to provisions of that act pertaining to such companies.

     (i)  Energy Regulation.

     (A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. Qualifying Facilities under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size
(in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time.

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back-up power to
Qualifying Facilities on a non-discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it was more common for such contracts to be negotiated until recent years.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility.

     (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of
1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity by Independent Power
Projects.

     The 1992 Energy Act created the "exempt wholesale generator" category for entities certified by FERC as being exclusively engaged in owning and operating electric generation facilities producing electricity for resale. Exempt wholesale generators remain subject to FERC regulation in all areas, including rates, as well as state utility regulation, but electric utilities that otherwise would be precluded by the Holding Company Act from owning interests in exempt wholesale generators may do so. Exempt wholesale generators, however, may not sell electricity to affiliated electric utilities without express state approval that addresses issues of fairness to consumers and utilities and of reliability.

     (C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA, such as the Trust's Projects, are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

     Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. If any Projects in which the Trust participates became non-Qualifying Facilities, they would have to comply with the FPA.

     (D) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and organizational, accounting, financial and other corporate matters could be regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state. States also have authority to regulate certain environmental, health and siting aspects of Qualifying Facilities. State regulation of rates, classes of service and entry into the industry is likely to end as deregulation is implemented.


     (ii)  Environmental Regulation.

     The construction and operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing or obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then entitled to emit sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity;
(b)
80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed.

     The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a broad market for those allowances will develop or continue, although efforts have been made by certain commodities exchanges to create a market. Projects fueled by natural gas are not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

     The Clean Air Act Amendments empower states to impose annual operating permit fees of at least $25 per ton of regulated pollutants emitted up to $100,000 per pollutant. To date, no state in which the Trust operates has done so. If a state were to do so, such fees might have a material effect on the Trust's costs of generation, in light of the relatively small size of the Trust's facilities as opposed to large utility generation plants that might benefit from the cap on fees.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The
Trust and the Managing Shareholder have not developed expertise and experience in obtaining necessary licenses, permits and approvals, which will be the responsibility of each Project's managers and Project Sponsors. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project Sponsors to assist in evaluating the status of Projects regarding such matters.

     (iii)  The 1940 Act.

     Since its Shares are registered under the 1934 Act, the Trust is required to file with the Commission certain periodic reports (such as
Forms 10-K (annual report), 10-Q (quarterly report) and 8-K (current reports of significant events) and to be subject to the proxy rules and other regulatory requirements of that act that are applicable to the Trust. The Trust has no intention to and will not permit the creation of any form of a trading market in the Shares in connection with this registration.

 On May 26, 1994, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On
June 25, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The board of the Trust is comprised of Ridgewood Power and two individuals, John C. Belknap and Dr. Richard D. Propper, who also serve as independent trustees of Ridgewood Electric Power Trust IV, a business development company sponsored by the Managing Shareholder, but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 -- Directors and Executive Officers below.

     Under the 1940 Act, Commission approval is required for certain transactions involving certain closely affiliated persons of business development companies, including many transactions with the Managing Shareholder and the other investment programs sponsored by the Managing Shareholder. There can be no assurance that such approval, if required, would be obtained. In addition, a business development company may not change the nature of its business so as to cease to be, or to withdraw its election as, a business development company unless authorized to do so by at least a majority vote of its outstanding voting securities.

     The 1940 Act restricts the kind of investments a business development company may make. A business development company may not acquire any asset other than a "Qualifying Asset" unless, at the time the acquisition is made, Qualifying Assets comprise at least 70% of the company's total assets by value. The principal categories of Qualifying Assets that are relevant to the Trust's activities are:

     (A) Securities issued by "eligible portfolio companies" that are purchased by the Trust from the issuer in a transaction not involving any public offering (i.e., private placements of securities). An "eligible portfolio company" (1) must be organized under the laws of the United States or a state and have its principal place of business in the United States; (2) may not be an investment company other than a small business investment company licensed by the Small Business Administration and wholly-owned by the Trust and (3) may not have issued any class of securities that may be used to obtain margin credit from a broker or dealer in securities. The last requirement essentially excludes all issuers that have securities listed on an exchange or quoted on the National Association of Securities Dealers,
Inc.'s national market system, along with other companies designated by the Federal Reserve Board. Except for temporary investments of the
Trust's available funds, substantially all of the Trust's investments are expected to be Qualifying Assets under this provision. See Item 1(b) -- Business -- The Trust's Investments.

     (B) Securities received in exchange for or distributed on or with respect to securities described in paragraph (A) above, or on the exercise of options, warrants or rights relating to those securities.

     (C) Cash, cash items, U.S. Government securities or high quality debt securities maturing not more than one year after the date of investment.

     A business development company must make available "significant managerial assistance" to the issuers of Qualifying Assets described in paragraphs (A) and (B) above, which may include without limitation arrangements by which the business development company (through its directors, officers or employees) offers to provide (and, if accepted, provides) significant guidance and counsel concerning the issuer's management, operation or business objectives and policies.

     A business development company also must be organized under the laws of the United States or a state, have its principal place of business in the United States and have as its purpose the making of investments in Qualifying Assets described in paragraph (A) above.

     The Managing Shareholder believes that it may no longer be necessary for the Trust to continue its status as a business development company, because of the Managing Shareholder's active involvement in operating Projects through the Trust and other investment programs. Although the Managing Shareholder believes it would be beneficial to the Trust to end the election and reduce costs of legal compliance that do not contribute to income, the process of withdrawing the business development company election requires a proxy solicitation and a special vote of investors, which is also costly. Accordingly, the Managing Shareholder does not intend at this time to request the Investors' consent to withdrawing the business development company election. Any change in the Trust's status will be effected only with the Investors' consent.

     As required by the business development company election, the Trust`s Shares are currently registered under the 1934 Act, which requires the Trust to make periodic reports to the Securities and Exchange Commission, to comply with proxy solicitation and insider trading restrictions and to take other actions required of most publicly traded companies. The Trust currently has 218 Investors of record, which is less than the minimum number (300) that would require the Trust to maintain registration. The Trust has taken no action as of the date of this Annual Report to consider whether deregistration would be appropriate.

     (iv)  Potential Legislation and Regulation.

     All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act and the FPA, are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Trust.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

     The Trust has invested in Projects located in California and Virginia and has no foreign operations.

(e)     Employees.

     The employees of the South Boston Project have been transferred to RPMC and accordingly the Trust has no employees. The persons described below at Item 10 -- Directors and Executive Officers of the
Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c) -- Directors and Executive Officers -- Management Agreement), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an interest. All of the Projects are described in further detail at Item 1(c)(2).

                                                      Approximate
                                                      Square
                    Ownership  Ground   Approximate  Footage of    Description
                    Interests  Lease      Acreage    Project (Actual    of
Project   Location   in Land  Expiration   of Land   or Projected)     Project

South     South     Owned       --           3        5,400         Waste oil-
Boston    Boston,                                                       to
         Virginia                                                  electricity

Olinda   Olinda,    Leased     2004          2        6,000          	Landfill
        California                                                  gas-fired
                                                                        power
                                                                      facility

Still- Stillwater,  Leased     2029          .75        N/A             Hydro-
water   New York    and                                               electric
                    Licensed                                             plant


Item 3.  Legal Proceedings.

     The litigation between the Trust's subsidiary and VEPCO with respect to the South Boston Project's long-term Power Contract, and the January 1997 settlement of that litigation, are described at
Item 1(c)(2)(ii) -Business - The Trust's Investments - South Boston
Project.

     In December 1993, a subsidiary of the Trust engaged Blackhawk Management Group, Incorporated, a North Carolina corporation whose sole owner and employee was the original developer of the South Boston Project, to manage that Project under contract. On June 9, 1994, the subsidiary terminated the management contract for material breach and inequitable conduct by Blackhawk, which then sued in the Circuit Court of Halifax County, Virginia one year later on June 8, 1995. The action claimed breach of contract by the Trust's subsidiary and claimed compensatory damages of $3 million and punitive damages of $1 million. The subsidiary has removed the action to the United States District Court for the Western District of Virginia, Danville Division. The Trust believes that the lawsuit is without merit, that the Trust's subsidiary has meritorious defenses to all claims, and that the claims for damages were clearly inflated. The action is in discovery and is pending trial. The Trust does not anticipate any material recovery by the plaintiff.

     From time to time, the Trust and its subsidiaries are engaged in ordinary legal proceedings incident to the normal course of their businesses which primarily involve claims for damages, or other immaterial actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1996.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder
Matters.

(a)  Market Information.

     The Trust has 105.5 Investor Shares of beneficial interest in the
Trust resulting from the merger with the Partnership which was effective on June 15, 1994. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase or securities convertible into Investor Shares and the Trust has no intention to make any public offering of Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when they are held by persons in a control relationship with the Trust. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended
(the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

(b)  Holders.

     As of the date of this Form 10-K, there are 218 record holders of
Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years 1994 through 1996:

                          Year ended     Year ended      Year ended
                         December 31,   December 31,    December 31,
                             1996          1995             1994
Total distributions
 to Investors              $800,512       $846,636         $736,289
Distributions per
 Investor Share               7,588          8,025            6,979
Total distributions
 to Managing Shareholder      8,086          8,151            7,443

     While the Trust expects to make monthly distributions, the Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

     Subject to the other factors described in this Annual Report on Form 10-K, the Trust's goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 15% of their Capital Contributions to the Trust. Because the Trust's objective is to distribute net cash flow, a substantial portion of many distributions will include cash flow that represents depreciation and amortization charges against assets at the Project level. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Distributions may also include cash released from operating or debt service reserves, Trust-level depreciation or amortization, or in the case of the Olinda Project, amounts treated as a return of capital. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.



Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.


Selected             As of and       As of and        As of and      As of and
Financial         for the year    for the year     for the year   for the year
 Data                    ended           ended            ended          ended
                  December 31,    December 31,     December 31,   December 31,
                          1996            1995             1994           1993
Total Fund
 Information:

Net operating
 revenues             $609,537        $552,769       $1,014,963       $100,227
Net income (loss)      496,802       $ 418,417         ($46,821)     ($367,179)
Net assets
 (shareholders'
 equity)             6,604,641      $6,916,437       $7,352,807     $8,143,360
Investments in
 power generation
 limited
 partnerships
 and loan to
 project             7,177,875      $7,207,846       $7,159,755     $4,643,752
Total assets        $7,505,197      $7,531,306       $7,469,945     $8,184,663
Per Investor Share
  Revenues              $5,778          $5,240           $9,621           $941
  Expenses               1,069          $1,273         $(10,064)       $(4,386)
  Net income (loss)      4,709          $3,966            $(443)       $(3,446)
  Net asset value      $62,832         $65,559          $69,695        $77,188


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein. The Trust's financial statements are prepared under generally accepted accounting principles applicable to business development companies. Accordingly, Project revenues and expenses are not consolidated with those of the Trust and do not appear in the Trust's financial statements. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

     Income of the Trust from Projects was as follows:

Project                1996           1995           1994
Olinda*             399,000       $419,000       $118,000
South Boston        208,000        163,000        623,000
Stillwater                0              0        127,000

* An additional $398,000 of distributions in 1996 and $441,000 in 1995 from the Olinda Project were treated for accounting purposes as a return of capital.

Results of Operations

     12 months ended December 31, 1996 versus 12 months ended
December
31, 1995.

     Net income for calendar 1996 was $497,000, a $79,000 (18.7%)
increase from the 1995 level. The improvement was caused primarily by a $45,000 increase in distributions from the South Boston Project and the waiver by the Managing Shareholder of a portion of its management fees in 1996.

     Total revenue for 1996 increased by $57,000 (10.3%), reflecting increases in distributions from the South Boston Project as demands on cash flow for the construction and start-up of the waste oil plant ended. Revenue from the Olinda Project decreased by $20,000, reflecting the decline in the investment base used to calculate the Trust's preferred return from the Olinda Project.

     Expenses for 1996 were $21,000 (16.1%) less than in 1995 ($113,000 vs. $134,000), primarily as the result of a decision by the
Managing Shareholder in April 1996 to waive a portion of its annual management fee of 1% of net assets, which reduced that fee by $37,000 from 1995 to 1996. During 1996 the Managing Shareholder funded the legal costs of the VEPCO litigation involving the South Boston Project, which are not included in the Trust's expenses for 1996.

     It is impossible to predict future revenues from the Stillwater Project; however, it is unlikely that distributions to the Trust will resume from that Project in 1997.

     12 months ended December 31, 1995 versus 12 months ended
December 31, 1994.

     Net income for calendar 1995 was $418,000, as compared to a net loss of $47,000 for 1994. The improvement primarily reflected the absence in 1995 of the $815,000 of writedowns taken in 1994 on terminated investments in project development organizations and lower accounting and legal fees as discussed below.

     Total revenue decreased by 45.1% from 1994 to 1995, as the result of the suspension of payments from the Stillwater Project and the revenue losses from the outages at the South Boston Project, both of which are discussed at Item 1(c)(2) - The Trust's Investments. The loss of $127,000 in distributions from the Stillwater Project and the decline in South Boston Project distributions from $623,000 in 1994 to $163,000 in 1995 was partially offset by receipt of a full year's distributions from the Olinda Project, ($859,000 in 1995 versus $118,000 for less than three months of 1994). Because the Trust completed its investment program in 1994, there was no interest or dividend income in 1995 from funds awaiting investment.

     As noted, expenses other than writedowns also decreased by 45.6%, primarily because of a 74.9% decrease in legal and accounting expenses. The decrease reflects the conclusion of the Trust's investing activities and lesser legal expenses for securities law compliance after the conclusion of the conversion of the prior Partnership to the Trust in 1994.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.

     Liquidity and Capital Resources.

     The settlement of the VEPCO litigation affecting the South Boston Project and return of a deposit resulted in proceeds of approximately $3,850,000 to the Trust. After repayment of advances from the Managing Shareholder and payment of other costs, approximately $2,800,000 of net proceeds are available to the Trust. As discussed above in connection with the the South Boston and Olinda Projects, all of this amount has been committed toward the $3 million purchase price of the remainder of the Olinda Project. The Trust expects that the balance of the purchase price and the acquisition-related costs will be funded from a term loan from a bank, which is being negotiated.

     Capital improvements or repairs to the Stillwater Project are to be funded by its equity partners, excluding the Trust, from proceeds of insurance or possibly from revenues. The Trust has been advised by the equity partners that they believe that adequate funds will be available for the necessary repairs, but the Trust might consider providing capital funds to the Project if in so doing it could obtain rights that would give it an acceptable return on its entire investment. The Trust does not anticipate any material needs for capital with respect to its limited partnership interest in the Olinda Project in 1997.

     The Trust anticipates that its cash flow during 1997 will be adequate to fund its obligations. In the event that there is an unanticipated need for working capital or for repairs or replacement of equipment, the Managing Shareholder has also obtained a credit line of $500,000 from a bank, which it intends to make available for those purposes to the Trust or other programs the Managing Shareholder is sponsoring. The Managing Shareholder will not impose charges for use of that line in excess of those charged to it by the bank.


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

     Report of Independent Accountants                          F-2
     Statement of Operations for the three years ended
      December 31, 1996                                         F-3
     Balance Sheet at December 31, 1996 and 1995                F-4
     Statement of Changes in Shareholders' Equity
      for the three years ended December 31, 1996               F-5
     Statement of Cash Flows for the three years
      ended December 31, 1996                                   F-6
     Notes to Financial Statements                      F-7 to F-11

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles and Securities and Exchange Commission positions applicable to business investment companies, which require the Trust's investments in Projects to be presented on the cash method, rather than on the equity method.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, Price Waterhouse LLP, have been engaged by the Trust.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power Corporation has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation incorporated in April 1992, is the Corporate
Trustee of the Trust.

(b)  Managing Shareholder.

     The Managing Shareholder was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust
III ("Ridgewood Power III"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV") and Ridgewood Electric Power Trust V ("Ridgewood Power V") as Delaware business trusts to participate in the independent power industry, and is in the process of organizing an additional similar business trust. The business objectives of the four other trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy") which has organized and operated 46 limited partnership funds and one business trust over the last 13 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning
Mr.
Swanson and the other executive officers of the Managing
Shareholder.

     Robert E. Swanson, age 50, has also served as President of the Trust since its inception in June 1992 and as President of RPMC, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV and Ridgewood Power V since their inceptions. Mr. Swanson has been President, registered principal, sole director and sole stockholder of
Ridgewood Securities Corporation, the Placement Agent for the private placement offerings of the Trust and the other four trusts, since its inception in September 1983. In addition, he has been President, sole director and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 38, has also served as Executive Vice President of the Managing Shareholder, the Trust, RPMC, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV and Ridgewood Power
V since their respective inceptions, with primary responsibility for marketing and acquisitions. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice
President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 42, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with RPMC, the Trust and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMC and the five trusts in October 1996. Mr. Brown has over 19 years' experience in the development and operation of power and industrial projects. From 1992 until joining Ridgewood Power he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant.  Between
1990
and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania.
 Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 48, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts organized by the Managing Shareholder and RPMC in November 1996. Under a consulting arrangement which concluded on March 31, 1997, Mr. Quinn devoted a majority of his time to the business of the Managing Shareholder and RPMC while continuing his other activities. On April 1, 1997 he became a full-time officer of the Managing Shareholder and RPMC.

     Mr. Quinn has 27 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 44, has also served as Vice President of the Managing Shareholder, RPMC, the Trust, Ridgewood Power II, Ridgewood Power III and Ridgewood Power IV since their respective inceptions.

She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

     Donald C. Stewart, age 52, serves as an advisor and consultant to the Trust and is expected to be actively involved in reviewing the Trust's acquisitions, as well as providing certain advice on operations. Mr. Stewart has 25 years of expertise in the field of independent power generation, fuel procurement, engineering and finance. Mr. Stewart spent the first ten years of his business career as a certified public accountant with a major international firm.
He
has been the Chairman of Vermont Gas Systems, a regulated public utility, President of Consolidated Power Company, a developer of large scale cogeneration projects and President of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment. Mr. Stewart has a Bachelor of Science degree from Lehigh University.

     Douglas R. Wilson, age 36, joined Mr. Stewart in October 1996 to provide financial advisory services for evaluating, structuring and overseeing the Trust's investments. He has over 13 years of capital markets experience, including specialization in complex lease and project financings and in energy-related businesses. From January 1993 until October 1996, he was associated with BTM Capital Corporation, the structured finance unit of the Bank of Tokyo-Mitsubishi. Before that he earned a Master's degree in Business Administration from the Wharton School of the University of Pennsylvania from September 1990 through May 1992. He has a Bachelor of Business Administration degree from the University of Texas.

(c)  Management Agreement.

     The Trust has entered into a Management Agreement with the Managing Shareholder, its Managing Shareholder, detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing
Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Trust will pay all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Trust mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust.
The Trust will reimburse the Managing Shareholder for all such Trust expenses paid by it.

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at Item 13 -- Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1998 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other principal officers of the Trust are identical to those of the Managing Shareholder. The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time.  Unless otherwise specified by the
Managing Shareholder, the President of the Trust has full power to act
on behalf of the Trust.    The Managing Shareholder expects that
most
actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

(e)  The Trustees.

     The 1940 Act requires the Independent Trustees to be individuals who are not "interested persons" of the Trust as defined under the 1940 Act (generally, persons who are not affiliated with the Trust or with affiliates of the Trust). There must always be at least two Independent Trustees; a larger number may be specified by the Board from time to time. Each Independent Trustee has an indefinite term.

Vacancies in the authorized number of Independent Trustees will be filled by vote of the remaining Board members so long as there is at least one Independent Trustee; otherwise, the Managing Shareholder must call a special meeting of Investors to elect Independent Trustees. Vacancies must be filled within 90 days. An Independent Trustee may resign effective on the designation of a successor and may be removed for cause by at least two-thirds of the remaining Board members or with or without cause by action of the holders of at least two-thirds of Shares held by Investors. Under the Declaration, the Independent Trustees are authorized to act only where their consent is required under the 1940 Act and to exercise a general power to review and oversee the Managing Shareholder's other actions. They are under a fiduciary duty similar to that of corporation directors to act in the Trust's best interest and are entitled to compel action by the Managing Shareholder to carry out that duty, if necessary, but ordinarily they have no duty to manage or direct the management of the
Trust outside their enumerated responsibilities.

     The Independent Trustees of the Trust are John C. Belknap and
Dr.
Richard D. Propper. Mr. Belknap and Dr. Propper also serve as independent trustees for Ridgewood Power IV. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 50, joined OfficeMax Inc. in December 1995 as Executive Vice President and Chief Financial Officer. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retain chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operatior ofleased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

     From January 1990 until February 1994, Mr. Belknap consulted in a variety of strategic corporate transactions, including mergers and acquisitions, divestitures and refinancing. One such transaction involved the recapitalization and change of control of Finlay in May 1993. From 1979 to 1985, Mr. Belknap served as Chief Financial Officer of Kay Corporation ("Kay"), the parent of Kay Jewelers, Inc. ("KJI"), a national chain of jewelry stores and leased jewelry departments in major department stores. He served as Chief Financial
Officer of KJI from 1974 to 1979 and as its Assistant Controller from
1973 to 1974. Between 1970 and 1973, Mr. Belknap was a senior auditor at Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Belknap earned BA and MBA degrees from Cornell University.

     Dr. Richard D. Propper, age 48, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property will be in the name of the Trust if possible or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power II, Ridgewood Power III and Ridgewood Power IV and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

     The Trustees are not liable to persons other than Shareholders for the obligations of the Trust.

     The Trust has relied and will continue to rely on the Managing Shareholder and engineering, legal, investment banking and other professional consultants (as needed) and to monitor and report to the
Trust concerning the operations of Projects in which it invests, to review proposals for additional development or financing, and to represent the Trust's interests. The Trust will rely on such persons to review proposals to sell its interests in Projects in the future.

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Brown and Mr. Quinn did not file on a timely basis as required by section 16(a) of the 1934 Act Forms 3 reporting their status as officers or directors of the Trust and their beneficial ownership. Each person made one late filing of Form 3 in December 1996. The number of transactions that were not reported on a timely basis by each of these persons was zero.

(g)  RPMC.

     As discussed above at Item 1 - Business, RPMC assumed day-to-day management responsibility for the South Boston Project, effective January 1, 1996. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project, effective January 1, 1996, under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the South Boston Project that were previously furnished by employees of the Trust or by unaffiliated professionals or consultants and funded as operating expenses, as well as billing, payment and other Project-level costs. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMC will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMC will share space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMC for the full amount of rent, utility supplies and office expenses allocable to RPMC. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPMC's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMC will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMC; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMC will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMC will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPMC, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMC; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMC shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President), Joseph A. Heyison, General Counsel, and Douglas V. Liebschner, Vice President - Operations. Mr. Heyison, age 42, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from the University of Pennsylvania Law School in 1979.

     Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed (CFB) power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite waste coal burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.


Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder will compensate these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at cost for services provided by RPMC's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and
Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Trustee is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly in January 1995 and following years the Trust paid each Independent Trustee $5,000 for his services. The Board of the Trust is entitled to review the compensation payable to the Independent Trustees annually and increase or decrease it as the Board sees reasonable. The Trust is not entitled to pay the Independent Trustees compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without prior Board approval.

     Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The Trust sold 105.5 Investor Shares (approximately $10.5 million of gross proceeds) of beneficial interest in the Trust pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed on March 31, 1992. Further details concerning the offering are set forth above at Item 1-- Business. No person beneficially owns 5% or more of the Investor Shares.

     Ridgewood Power, the Managing Shareholder of the Trust, purchased for cash in the offering 1 Investor Share, equal to .9 of 1% of the outstanding Investor Shares, and Mr. Swanson purchased an additional
2.1 Investor Shares. By virtue of its purchase of that Investor Share, Ridgewood Power is entitled to the same ratable interest in the
Trust as all other purchasers of Investor Shares. No other Trustees or executive officers of the Trust acquired Investor Shares in the Trust's offering.

     Ridgewood Power was issued one Management Share in the Trust representing the beneficial interests and management rights of Ridgewood Power in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired
in the offering). The management rights of Ridgewood Power are described in further detail above at Item 1 - Business and in Item 10
- Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13.
Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

     The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time
to time as the Trust deems appropriate.  Prior to Payout (the point at
which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have received annual distributions equal to 15% of their Capital Contributions (a "15% Priority Distribution") and thereafter any remaining distributions will be allocated 80% to the Investors and 20%
to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing
Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder
20%.

     For any fiscal period, the Trust's net profits, if any, other than those derived from dispositions of Trust Property, are allocated
99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 15% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Trust Property, are allocated 80% to the Investors and 20% to the Managing Shareholder. If the Trust realizes net losses for the period, the losses are allocated 80% to the Investors and 20% to the Managing Shareholder until the losses so allocated offset any net profits from prior periods allocated to the Shareholders. Any remaining net losses are allocated 99% to the Investors and 1% to the Managing Shareholder.
 Revenues from dispositions of Trust Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

     On liquidation of the Trust, the remaining assets of the Trust after discharge of its obligations, including any loans owed by the Trust to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until Payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

     In 1996, 1995 and 1994, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust paid fees to the Managing
Shareholder and its affiliates as follows:


     Fee          Paid to         1996          1995           1994
Management fee    Managing
                  Shareholder     $49,255       $86,510     $96,000
Cost
 reimbursements*  RPMC          1,098,910             0

* Prior to 1996, these costs were either paid by the Trust or by the Project directly. These include all payroll, fuel and other expenses of operating the South Boston Project and an allocable portion of RPMC overhead.

     The management fee, payable monthly under the Management Agreement at the annual rate of 1% of the Trust's net asset value (until June 1994, of the Trust's total capital contributions), began on the closing of the offering and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Trust's Projects. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(f) - Directors and Executive Officers of the Registrant -- RPMC.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the South Boston Project. In 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(f) - Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form
8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b)  Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1996.


     (c)  Exhibits.

     3A. Certificate of Trust of the Registrant is incorporated by reference to Exhibit 3A of Registrant's Registration
          Statement which was filed with the Commission on May 26, 1994.

     3B. Declaration of Trust of Registrant is incorporated by reference to Exhibit 3B of Registrant's Registration
          Statement which was filed with the Commission on May 26, 1994.

     3C.  Agreement of Limited Partnership of Ridgewood Energy
          Electric Power, L.P. dated as of March 6, 1991 is incorporated by reference to Exhibit 3C of Registrant's
          Registration Statement which was filed with the Commission on May 26, 1994.

     10A. Management Agreement between the Registrant and Ridgewood Power Corporation is incorporated by reference to Exhibit 10A of Registrant's Registration Statement which was filed
           with the Commission on May 26, 1994.

     10B. Stillwater Hydro Partners L.P. Amended and Restated Agreement of Limited Partnership dated as of July 29,
1991
           and letter of amendment thereof dated as of May 16, 1994 is incorporated by reference to Exhibit 10B of Registrant's Registration Statement which was filed with the
Commission
           on May 26, 1994.

     10C. Power Purchase Agreement dated as of September 19, 1989 between Stillwater Hydro Partners L.P. and Niagara Mohawk Power Corporation and amendment thereof dated as of
August
           28, 1990 is incorporated by reference to Exhibit 10C.

     10D. RW Power Partners L.P. Agreement and Restated Agreement of
           Limited Partnership dated as of October 1, 1992 among Ridgewood Energy Electric Power, L.P., Ridgewood Power Corporation and WE GEN, Inc. is incorporated by reference to Exhibit 10D of Registrant's Registration Statement
which
           was filed with the Commission on May 26, 1994.

     10E. Agreement for the Sale of Electric Output to Virginia Electric and Power Company ("VEPCO") dated February 20, 1992 between VEPCO and WE GEN Inc. is incorporated by reference to Exhibit 10E of Registrant's Registration Statement which was filed with the Commission on May 26, 1994.

     10F. Assignment and Consent to Assignment dated as of October 16, 1992 among VEPCO, WE GEN Inc. and RW Power Partners L.P. is incorporated by referent to Exhibit 10F of Registrant's Registration Statement which was filed with the Commission on May 26, 1994.

     10G. Agreement of Limited Partnership of Brea Power Partners, L.P. dated as of October 12, 1994 by and between Brea
Power
           (I), Inc., GSF Energy Inc. and Ridgewood Electric Power Trust I is incorporated by reference to Registrant's Form 8-K filed with the Commission on October 27, 1994.

     10H. Agreement, dated as of January 16, 1997, by and between RW Power Partners, L.P. and Virginia Electric Power
           Company.                                     Page 83

     21. Subsidiaries of the Registrant, is incorporated by reference to Exhibit 21 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     24.   Powers of Attorney                             Page 89

     27.   Financial Data Schedule                        Page 90

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature                  Title                       Date

RIDGEWOOD ELECTRIC POWER TRUST I
 (Registrant)


By: /s/Robert E. Swanson        President and Chief     April 14, 1997
     Robert E. Swanson          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/Robert E. Swanson      President and Chief      April 14, 1997
     Robert E. Swanson         Executive Officer


By: /s/Martin V. Quinn         Senior Vice President and
     Martin V. Quinn           Chief Financial Officer  April 15, 1997

By: /s/Kathleen P. McSherry    Controller               April 15, 1997
      Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION           Managing Shareholder

By: /s/Robert E. Swanson        President               April 14, 1997
     Robert E. Swanson






  /s/Robert E. Swanson *        Independent Trustee     April 14, 1997
     John C. Belknap

  /s/                           Independent Trustee     April __, 1997
     Dr. Richard D. Propper

*  As attorney-in-fact for the Independent Trustee

Ridgewood Electric Power Trust I

(formerly Ridgewood Energy Electric Power, L.P.)

Financial Statements

December 31, 1996, 1995 and 1994



















                                 -F1-

1177 Avenue of the Americas         Telephone 212 596 7000
New York, NY 10036                  Facsimile 212 596 8910
[Letterhead of Price Waterhouse LLP]

Report of Independent Accountants

March 24, 1997

To the Shareholders and Trustees of
Ridgewood Electric Power Trust I (formerly
Ridgewood Energy Electric Power, L.P.)

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholders' equity (partners' capital through June 14, 1994) and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I (formerly Ridgewood Energy Electric Power, L.P.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $6,810,208 and $7,207,846 (103% and 104% of shareholders' equity, respectively) as of December 31, 1996 and 1995, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  Price Waterhouse LLP

                               -F2-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Statement of Operations


                                               Year Ended December 31,
                                     1996               1995              1994

Revenue:

 Income from power
  generating projects       $     606,863     $      552,769     $     936,336
 Interest and dividend
  income                            2,674                ---            78,627
   Total revenues                 609,537            552,769         1,014,963



Expenses:
 Accounting and legal
  fees                             47,500             34,092           135,780
 Management fee                    49,255             86,510            96,000
 Trustee fees                      10,000             10,000            10,000
 Writedown of limited
  partnership investments             ---                ---           814,669
 Miscellaneous                      5,980              3,750             5,335
                                  112,735            134,352         1,061,784


Net income (loss)           $     496,802    $       418,417    $      (46,821)
Allocation to:
 Shareholders               $     491,834    $       414,233    $      (46,353)
 Managing shareholder               4,968              4,184              (468)
                            $     496,802    $       418,417    $      (46,821)



See accompanying notes to financial statements.






                                      -F3-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Balance Sheet

                                                      Year Ended December 31,

                                                     1996                 1995

Assets:

Investments in project development
 and power generation limited
 partnerships                              $    6,810,208         $  7,207,846
Cash and cash equivalents                         327,322                5,643
Advances to RW Power Partners, L.P.               367,667              317,817

   Total assets                            $    7,505,197         $  7,531,306




Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $       71,149         $     44,812
  Due to affiliates                               829,407              570,057
                                                  900,556              614,869


Shareholders' equity
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               6,628,753            6,937,431
Managing shareholder's
 accumulated deficit                              (24,112)             (20,994)

   Total shareholders' equity                   6,604,641            6,916,437

   Total liabilities and
    shareholders' equity                   $    7,505,197         $  7,531,306



See accompanying notes to financial statements.


                                        -F4-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Statement of Changes in Shareholders' Equity
  (Partners' Capital through June 14, 1994)


                                                    Managing
                             Shareholders        Shareholder             Total

Partners' capital,
 December 31, 1993           $  8,152,476     $       (9,116)   $    8,143,360

Cash distributions               (736,289)            (7,443)         (743,732)

Net loss for the year             (46,353)              (468)          (46,821)

Shareholders' equity,
 December 31, 1994              7,369,834            (17,027)        7,352,807

Cash distributions               (846,636)            (8,151)         (854,787)

Net income for the year           414,233              4,184           418,417

Shareholders' equity,
 December 31, 1995              6,937,431            (20,994)        6,916,437

Cash distributions               (800,512)            (8,086)         (808,598)

Net income for the year           491,834              4,968           496,802

Shareholders' equity,
 December 31, 1996           $  6,628,753     $      (24,112)   $    6,604,641




See accompanying notes to financial statements.




                                -F5-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Statement of Cash Flows
                                               Year Ended December 31,
                                     1996               1995              1994

Cash flows from operating activities:
 Net income (loss)            $   496,802        $   418,417       $   (46,821)

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Writedown of limited
   partnership investments            ---                ---           814,669
  Purchase of investments in
   electric power limited
   partnerships                       ---           (489,007)       (3,330,672)
  Return of investment in
   electric power limited
   partnerships                   397,638            440,916               ---
Changes in assets and
 liabilities:
  Decrease in due diligence
   costs relating to potential
   power project investments          ---                ---             4,374
  Increase in due from
   affiliates                     (49,850)          (317,817)              ---
  Decrease (increase)
   in other assets                    ---             70,000           (70,000)
  Increase (decrease)
   in accounts payable and
   accrued expenses                26,337            (72,326)           75,835
  Increase in due to
   affiliates                     259,350            570,057               ---

Total adjustments                 633,475            201,823        (2,505,794)

Net cash provided by
 (used in) operating
 activities                     1,130,277            620,240        (2,552,615)

Cash flows used in financing
 activities:
  Cash distributions to
   shareholders (partners
   through June 14, 1994)        (808,598)          (854,787)         (743,732)
  Net cash used in
   financing activities          (808,598)          (854,787)         (743,732)
  Net increase (decrease)
   in cash and cash
   equivalents                    321,679           (234,547)       (3,296,347)

Cash and cash equivalents,
 beginning of year                  5,643            240,190         3,536,537
Cash and cash equivalents,
 end of year                  $   327,322        $     5,643       $   240,190

See accompanying notes to financial statements.
                                      -F6-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

1.  Organization and Purpose

  Nature of business

     Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991, by Ridgewood Power Corporation acting as the general partner. On April 30, 1991, Beale Lynch Power Partners Inc. was admitted as co-general partner of the Partnership. The Partnership began offering limited partnership units in the Partnership on May 1, 1991. The Partnership commenced operations on September 16, 1991 and discontinued its offering of units on March 31, 1992.

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

2.  Summary of Significant Accounting Policies

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Investments in project development and power generation limited partnerships

     The Trust holds partnership interests in power generating limited partnerships, which are stated at fair value. Due to the non-liquid nature of the investments, the fair values of the investments are assumed to equal cost, unless current available information provides a basis for adjusting the carrying value of the investments.

  Revenue recognition

     Income from investments is recorded when received. Interest and dividend income are recorded as earned.

  Offering costs

     Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

                             -F7-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

  Cash and Cash Equivalents

     The Trust considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

  Due diligence costs relating to potential power project investments

     Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

  Income Taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.

  Reclassification

     Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.  Investments in Project Development and Power Generation Limited
Partnerships

     The Trust had the following investments in power generation limited partnerships:

                                                  Fair values as of December 31,

                                                     1996                 1995

Power generation limited partnerships:
 Stillwater Hydro Partners, L.P.            $   1,000,000        $   1,000,000
 RW Power Partners, L.P.                        3,527,923            3,527,923
 Brea Power Partners, L.P.                      2,282,285            2,679,923
                                            $   6,810,208        $   7,207,846


Investments in power generation limited partnerships

Stillwater Hydro Partners, L.P.

     On October 31, 1991, the Trust acquired a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York. At the time of the investment, the project was under construction and commenced operations in May 1993.

     A distribution of $126,707 was received by the Trust in 1994. On May 16, 1994 the Trust, as stipulated in the limited partnership agreement, elected to exchange its general partner interest for a limited partnership interest and a priority distribution of available cash flow from the project in the aggregate amount of $1,000,000. Such distribution is payable from available cash flows in nine annual installments together with interest at 12% per year, which were scheduled to begin in May 1995.

                                   -F8-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

     The ultimate ability of the project to meet its payment obligations to the Trust is dependent on the actual operating performance of the Stillwater Project, which, in turn, is largely dependent upon water levels in the Hudson River. In 1995, the Hudson River basin experienced a severe drought, resulting in Hudson River water levels substantially below normal. As a result of the low water levels, the operating results of the project were insufficient to meet its debt payments, and accordingly, no distributions were made to the Trust in 1995. Although increased precipitation in late 1995 and early 1996 brought flow levels back toward the norm, high water flows damaged portions of the facility, including the recently installed modifications for capturing additional water flow.

     As a result, all available cash flow from the Stillwater Project is being applied to meet debt service requirements. Until water flows return to expected levels, repairs are completed and the current arrears in debt servicing are made up, it appears likely that most, if not all, of the payments due to the Trust will be deferred and carried forward, with interest, into subsequent years.

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract with a remaining term of 31 years. Niagara Mohawk has argued before the New York Public Service Commission, the state agency that regulates the electric utility industry, and the Federal Energy Regulatory Commission ("FERC") that rates it pays to purchase electricity under long-term Qualifying Facility contracts are uneconomic and that it should be allowed to abrogate those contracts. In April 1995, FERC rejected Niagara Mohawk's application and the New York State Public Service Commission has also refused the requested relief. There can be no assurance, however, that Niagara Mohawk would not succeed in any future efforts to abrogate Qualifying Facility contracts.

RW Power Partners, L.P. (known as the Lynchburg project)

     In October 1992, the Trust entered into a limited partnership agreement to provide construction funding of a 3 megawatt project using waste oil as its primary fuel source. Construction of the project commenced in January 1993, and commercial operations began in June 1993. Construction of a waste oil processing facility began in 1994, and was completed in 1996. The total cost of the waste oil processing facility was approximately $832,000. As of December 31, 1996 and 1995, the Trust funded $3,527,923 of the total cost of the original project and the waste oil facility, a portion of which was funded by the managing shareholder. The Trust received distributions of $208,000, $163,188 and $622,965 from the limited partnership for the periods ended December 31, 1996, 1995 and 1994, respectively. The Trust's investment in and advances to the limited partnership amounted to $3,895,590 and $3,845,740 at December 31, 1996, and 1995, respectively.

     As a result of the settlement of a lawsuit with Virginia
Electric Power Company on January 17, 1997, the operation of the
Lynchburg facility has been suspended.  See Note 6 - Subsequent
Events for additional details.

     In exchange for its investment, the Trust has the right to receive annually the greater of either 70% of net profits from the limited partnership or a preferred minimum return of 22.5% on its total investment. In the event that in any given year all net profits from the limited partnership do not cover the amount of the preferred minimum return, the amount of such shortfall will be payable on a priority basis out of any net profits in subsequent years.

                                 -F9-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

Brea Power Partners, L.P. (known as the Olinda project)

     In October 1994, the Trust made a $3,103,479 limited partner investment in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. The facility has been in continuous operation for nine years and is located in Olinda, California.

     In exchange for its investment, the Trust is entitled to receive, in any year, the lesser of the preference amount (as defined in the Partnership Agreement) or 98% of the annual distribution, plus 25% of the excess of the annual distribution over the preference amount of the Brea Partnership until the Trust has received a cumulative 15% return on its original investment. After such time, the amount the Trust would be entitled to would decrease to 5% of net cash flows.

     The Trust received distributions from Brea Partnership of $796,501, $859,801 and $117,600 for the years ended December 31,
1996, 1995 and, 1994, respectively. Of the cash distributions, $397,638 and $440,916 has been treated as a return of investment capital during 1996 and 1995, respectively. The Trust's investment balance for Olinda at December 31, 1996 and 1995 amounted to $2,282,285 and $2,679,923, respectively.

Investments in project development limited partnerships

     The Trust made investments in several limited partnerships with other major participants in the power industry to provide access to investments in larger projects in which these participants would take the leading role in the acquisition or development of such projects. In 1994, the Trust wrote-off its investment in these limited partnerships of $814,669.

4.  Transactions With Managing Shareholder and Affiliates

     Prior to the BDC election, the Partnership also paid to the general partners a distribution and offering fee in an amount up to 2.5% of each capital contribution made to the Partnership. This fee was intended to cover legal, accounting, consulting, filing, printing, distribution, selling, and closing costs for the offering of the Partnership. These fees were recorded as a reduction in the partners' capital contributions.

     Prior to the BDC election in July 1994, the Partnership paid to the general partners a management fee not to exceed 4.5% of each capital contribution made to the Partnership. The fee was payable to the general partners for their services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Partnership.

     Prior to the BDC election, the Partnership paid to the general partners an annual administrative and overhead fee equal to 1% of the aggregate capital contributions of the Partnership. During 1994, the Partnership paid administrative and overhead fees to the general partners of $52,750.

     On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing

                              -F10-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

shareholder an annual management fee equal to 1.0% of the net assets of the Trust payable monthly. In 1996, management fees of $43,255 were waived by the managing shareholder. During 1996, 1995 and 1994, the Trust paid management fees to the managing shareholder of $49,255, $86,510 and $96,000, respectively.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in that year an amount equal to 15% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.
 During 1996, 1995, and 1994, the Trust made distributions to the managing shareholder of $8,086, $8,151, and $7,443, respectively.

     At December 31, 1996 and 1995, the managing shareholder and affiliates owned, in the aggregate, 3.0 units of the Trust and made capital contributions of $273,000.

     In connection with the construction of the waste oil facility at the Lynchburg Project, the managing shareholder advanced $570,000 in 1995 and $260,000 in 1996 to the Trust to fund a portion of the Trust's investment in the waste oil facility. No interest was charged on the advances. When the Trust received the settlement proceeds described in Note 6- Subesquent Events in January 1997, all of these advances were repaid to the managing shareholder without interest.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Lynchburg Project. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1996, Ridgewood Management charged the Lynchburg Project $33,948 for overhead items allocated in proportion to the amount invested in projects managed, and charged the Lynchburg Project for all of the remaining direct operating and non-operating expenses incurred during the period.

5.  Contingencies

     In December 1993, a subsidiary of the Trust engaged Blackhawk Management Group, Incorporated ("Blackhawk"),a North Carolina corporation whose sole owner and employee was the original developer of the Lynchburg Project, to manage that Project under contract. On June 9, 1994, the subsidiary terminated the management contract for material breach and inequitable conduct by Blackhawk, which then sued in the Circuit Court of Halifax County, Virginia on June 8, 1995. The action claimed breach of contract by the Trust's subsidiary and claimed compensatory damages of $3 million and punitive damages of $1 million. The subsidiary has removed the action to the United States District Court for the Western District of Virginia, Danville Division. The Trust believes that the lawsuit is without merit, that the Trust's subsidiary has meritorious defenses to all claims, and that the claims for damages were

                               -F11-

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

clearly inflated.  The action is in discovery and is pending trial.
 The Trust does not anticipate any material recovery by the plaintiff.

     From time to time, the Trust and its subsidiaries are engaged in legal proceedings incident to the normal course of their businesses. The Trust believes that the outcome of these proceedings will not have a material impact on the Trusts' financial position or results of operations.

6.  Subsequent Events

     On January 17, 1997, the Trust settled the pending lawsuit between its subsidiary, RW Power Partners, L.P. ("RWPP"), and Virginia Electric Power Company ("VEPCO"). RWPP had sued VEPCO when VEPCO attempted to cancel the power purchase contract under which VEPCO was required to purchase electricity generated by RWPP at the Lynchburg project.

     Under the settlement, VEPCO paid RWPP $3,750,000 in cash and waived a claim of $1,800,000 for prepaid capacity payments. RWPP surrendered the power purchase contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to VEPCO, except at VEPCO's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside VEPCO's service area.

     In addition, the facility may be operated for non-generating purposes such as waste oil treatment and electricity may be generated for the facility's needs. VEPCO may cut the interconnection of the facility with its lines and reconnection is permitted only for electricity sales in compliance with the settlement agreement. RWPP may remove and sell equipment. These restrictions apply to any future owner of the Lynchburg facility.

     As a result of the operating restrictions and cancellation of the power purchase contract included in the VEPCO settlement, the operation of the Lynchburg Project facilities was suspended in January 1997. Management of the Trust is considering alternatives for the facilities, which include a possible sale or disposition of the facilities. Management of the Trust estimates that a sale of its partnership interest in RWPP would result in recovery of its investment and advances of $3,895,591.


                               -F12-