Form 10-Q
period 1997-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1997-05-14
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1997

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                                                March 31,        December 31,
                                                  1997               1996
Assets:

Investments in project development
 and power generation limited
 partnerships                              $    3,551,056        $  6,810,208
Cash and cash equivalents                       3,128,256             327,322
Advances to RW Power Partners, L.P.                   ---             367,667
Other assets                                       15,007                 ---
   Total assets                            $    6,694,319        $  7,505,197




Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $       55,901        $     71,149
  Due to affiliates                                76,958             829,407
                                                  132,859             900,556


Shareholders' equity
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               6,586,004           6,628,753
Managing shareholder's
 accumulated deficit                              (24,544)            (24,112)

   Total shareholders' equity                   6,561,460           6,604,641

   Total liabilities and
    shareholders' equity                   $    6,694,319        $  7,505,197



See accompanying notes to financial statements.


                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    AND MARCH 31, 1996
                           (Unaudited)

                           Three months     Three months
                          ended March 31,  ended March 31,
                               1997            1996


Revenue:

Income from power
  generating partnerships     $ 3,406,601      $    17,500
Interest and dividend
  income                           31,078              ---

Total revenue                 $ 3,437,679      $    17,500

Expenses:

Accounting and legal fees           9,097            7,500
Management fee                     24,584           14,418
Trustee fees                        2,500            2,500
Write-down of limited
  partnership investments       3,259,152              ---
Miscellaneous                       3,609              523
                                3,298,942           24,941

Net income (loss)             $   138,737      $    (7,441)

Allocation to:
  Shareholders                    137,350           (6,697)
  Managing shareholder              1,387             (744)
                              $   138,737      $    (7,441)

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1997
                     AND MARCH 31, 1996
                           (Unaudited)

                           Three months     Three months
                          ended March 31,  ended March 31,
                               1997            1996


Cash flows from operating
  activities:
Net income (loss)             $   138,737         $ (7,441)

Adjustments to
  reconcile net income
  (loss) to cash provided
  by (used in) in
  operating activities:

Writedown of limited
  partnership investments       3,259,152              ---

Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates             367,667)        (155,310)
(Increase) decrease in
  other assets                    (15,007)             ---
(Decrease) increase in
  accounts payable and
  accrued expenses                (15,248)             500
(Decrease) increase in
  due to affiliates              (752,449)         352,310

Total adjustments               2,844,115          197,500

Net cash provided by (used in)
  operating activities          2,982,852          190,059

Cash flows used in
  financing activities:

Cash distributions to
  shareholders (partners
  through June 14, 1994)         (181,918)        (193,841)

Net cash used in
  financing activities           (181,918)        (193,841)

Net increase (decrease) in
 cash and cash equivalents      2,800,934           (3,782)
Cash - Beginning of year          327,322            5,643
Cash - End of period          $ 3,128,256         $  1,861

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.  	Summary of Significant Accounting Policies

	Interim Financials
The financial statements for the quarters ended March 31, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

3.  Investments in Project Development and Power Generation Limited
Partnerships

     The following investments in power generation limited partnerships are stated at fair value:

                                 March 31,      December 31,     December 31,
                                      1997              1996             1995
Power generation
 limited partnerships:
  Stillwater Hydro
   Partners, L.P.              $ 1,000,000       $ 1,000,000      $ 1,000,000
  RW Power Partners, L.P.          268,770         3,527,923        3,527,923
  Brea Power Partners, L.P.      2,282,286         2,282,285        2,679,923
                                 3,551,056       $ 6,810,208      $ 7,207,846

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements
Investments in power generation limited partnerships

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

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

The Trust received distributions of $3,390,662, $208,000 and $163,188 from the limited partnership for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively. The Trust's investment in and advances to the limited partnership amounted to $3,895,590 and $3,845,740 at December 31, 1996, and 1995, respectively.

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

Under the settlement, Vepco paid RWPP $3,750,000 in cash and waived a claim of $1,800,000 for prepaid capacity payments. After repayment of $390,836 of intercompany payables, the Trust received a $3,390,662 distribution from the Lynchburg Project during the first quarter of 1997, which was recorded as income from power generating projects.
RWPP surrendered the power purchase contract to Vepco and agreed to the entry of an order dismissing its lawsuit against Vepco. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to Vepco, except at Vepco's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside Vepco's service area.

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

As a result of the operating restrictions and cancellation of the power purchase contract included in the Vepco settlement, the operation of the Lynchburg Project facilities was suspended in January 1997. During the first quarter of 1997, management of the Trust decided to sell the Lynchburg Project facilities. Accordingly, the investment in the project was written-down to its estimated net realizable value of $268,770 and a $3,259,152 charge was recorded.

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

The Trust received distributions from Brea Partnership of $15,939, $796,501 and $859,801 for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively. Of the cash distributions, $397,638 and $440,916 has been treated as a return of investment capital during 1996 and 1995, respectively. The Trust's investment balance for Olinda at March 31, 1997, December 31, 1996 and December 31, 1995 amounted to $2,282,285, $2,282,285 and $2,679,923, respectively.

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

On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1.0% of the net assets of the Trust payable monthly. In 1996, management fees of $43,255 were waived by the managing shareholder.
For the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $24,584, $49,255 and $86,510, respectively.


Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in that year an amount equal to 15% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust. For the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, the Trust made distributions to the managing shareholder of $1,819, $8,086 and $8,151, respectively.

At December 31, 1996 and 1995, the managing shareholder and affiliates owned, in the aggregate, 3.0 units of the Trust and made capital contributions of $273,000.

In connection with the construction of the waste oil facility at the Lynchburg Project, the managing shareholder advanced $570,000 in 1995 and $260,000 in 1996 to the Trust to fund a portion of the Trust's investment in the waste oil facility. No interest was charged on the advances.
When the Trust received the settlement proceeds in January 1997, all of the outstanding advances were repaid to the managing shareholder without interest.

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

From time to time, the Trust and its subsidiaries are engaged in legal proceedings incident to the normal course of their businesses. The Trust believes that the outcome of these proceedings will not have a material impact on the Trust's financial position or results of operations.

                RIDGEWOOD ELECTRIC POWER TRUST I

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements here.

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

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Comparison of the three month periods ended March 31, 1997 and 1996

Results of Operations

The Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures.

Results for the first quarter of 1997 were dominated by the settlement of the litigation with Virginia Electric Power Company ("Vepco") involving the South Boston Project (described at Part II - Item-Legal Proceedings) and the related shutdown of the Project at the beginning of 1997. Income from power generating projects was $3,407,000 for the first three months of 1997 as opposed to $18,000 for the 1996 period, reflecting a $3,391,000 distribution from the partnership owning the South Boston Project. The South Boston distribution included $3,359,000 of net proceeds from the Vepco settlement (a settlement amount of $3,750,000 less repayments of $391,000 of prior advances by the Trust and the Managing Shareholder). The remainder of the South Boston distribution ($32,000) in 1997 reflected cash flow earned in the last quarter of 1996, as compared to a $5,000 distribution made to the Trust from that Project in the comparable 1996 period. The Project's 1996 first quarter net cash flow had been depressed because of construction and start-up expenses for the waste oil plant and repair expenses.

First quarter distributions from the Olinda Project increased to $16,000 in 1997 from $13,000 in 1996. Olinda distributions are seasonal and are normally low during the first and fourth quarters of each year because electricity prices during these off-peak periods are significantly lower, resulting in low margins. Accordingly, the Project schedules maintenance and down periods where possible in these quarters. In late spring and summer, demand and prices are higher, leading to increased operating cash flow. The Trust also earned interest of $31,000 in the first three months of 1997 on the cash funds distributed to it, as opposed to no interest earnings in the 1996 period (because all available cash had been distributed to Investors).

Total expenses for the 1997 first quarter were $3,299,000, of which $3,259,000 was a write-down of the Trust's investment in the South Boston Project to an estimated net realizable value of $269,000. The termination of the power purchase contract and the operating and sales restrictions contained in the settlement caused the impairment of the investment. Other expenses totalled $40,000 in the first three months of 1997 as opposed to $25,000 in the 1996 period. In 1996, the Managing Shareholder had waived the portion of the management fee (computed at 2.5% of net assets per year) attributable to the South Boston Project, while in 1997, it ended the waiver, causing an increase of $10,000 for the quarter.

Liquidity and Capital Resources

As described at Part II-Item 1-Legal Proceedings, the Trust has settled litigation with Virginia Electric Power Company ("Vepco") concerning the South Boston Project. The settlement amount was $3,750,000. During the first quarter of 1997, the Trust's liquidity was significantly enhanced by the proceeds received from the settlement with Vepco. Cash and cash equivalents increased by $2,801,000 from $327,000 to $3,128,000, primarily as a result of the $3,391,000 cash distribution received from RWPP and repayment of the $368,000 advance to RWPP. The Trust used $752,000 of the cash to repay amounts previously borrowed from the managing shareholder and other affiliates, and $182,000 was distributed to shareholders of the Trust. No capital expenditures were made during the first quarter of 1997.

The Trust owns a limited partnership interest with preferred rights to distributions in Brea Power Partners, L.P. ("Brea"), which is the owner of the Olinda landfill gas-fueled electric generating station located in Orange County, California. The Trust has entered into negotiations for the acquisition of all of the electric generating facility at Olinda with a subsidiary of DQE Corporation, an investor-owned electric utility holding company which indirectly owns the general partner and the remaining equity interest in Brea. The Trust has entered into a letter of intent to purchase the general partner's and residual interests in the Olinda Project, described below, and has committed substantially all of the net proceeds from the settlement to that purchase. The estimated acquisition price is $3.5 million, to be funded with the net proceeds of the South Boston settlement and with proceeds of a $750,000 term loan to the Trust from an unaffiliated banking institution.

Management is in the process of obtaining a $500,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the managing shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained will be further reduced by obtaining a line of credit.

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

Legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

     On January 17, 1997, the Trust settled the pending lawsuit between its subsidiary, RW Power Partners, L.P. ("RWPP"), and Vepco in the United States District Court for the Eastern District of Virginia. RWPP had sued Vepco when Vepco attempted to cancel the power purchase contract under which Vepco was required to purchase electricity generated by RWPP at RWPP's South Boston, Virginia generating station.

Under the settlement, Vepco paid RWPP $3,750,000 in cash. RWPP surrendered the power purchase contract to Vepco and agreed to the entry of an order dismissing its lawsuit against Vepco. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to Vepco except at Vepco's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside Vepco's service area. In addition, the facility may be operated for non-generating purposes such as waste oil treatment and electricity may be generated for the facility's needs. Vepco may cut the interconnection of the facility with its lines and reconnection is permitted only for electricity sales in compliance with the settlement agreement. The partnership may remove and sell equipment. These restrictions apply to any person that purchases or otherwise obtains the South Boston facility from RWPP.

As a result of the operating restrictions and cancellation of the power purchase contract included in the settlement, the operation of the South Boston Project facilities was suspended in January 1997. During the first quarter of 1997, management of the Trust decided to sell the South Boston Project facilities. Accordingly, the investment in the project was written-down to its estimated net realizable value of $268,770 and a $3,259,152 finance charge was recorded.

Ridgewood Power Corporation, the Managing Shareholder of the Trust, has funded the costs of the litigation. See Part I--Item 2.-Management's Discussion and Analysis of Results of Operation for a discussion of the proposed use of the net proceeds.

The lawsuit was brought in August 1995 by RWPP immediately after Vepco had canceled the power purchase contract for an immaterial violation by RWPP of the contract's provisions. The district court had ruled in RWPP's favor in September 1995 and had reinstated the contract, but Vepco had appealed the judgment to the United States Court of Appeals for the Fourth Circuit. The case had been remanded to the district court for additional factfinding at the time the settlement was reached.

There is a pending lawsuit between RWPP and Blackhawk Management Company, Inc., in which Blackhawk claims that its management contract for the South Boston generating plant was breached when RWPP fired Blackhawk in June 1994. The Trust has counterclaimed against Blackhawk for incompetence and misrepresentation. The lawsuit continues to be in the discovery and motion stage and the Trust believes that it is unlikely that the lawsuit will have any material adverse effect on the Trust.

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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


May 13, 1997                   By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)