Form 10-Q
period 1997-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1997-08-19
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                                                June 30,        December 31,
                                                  1997               1996
Assets:

Investments in project development
 and power generation limited
 partnerships                              $    6,551,056        $  6,810,208
Cash and cash equivalents                         659,272             327,322
Advances to RW Power Partners, L.P.                   ---             367,667
Other assets                                        4,941                 ---
   Total assets                            $    7,215,269        $  7,505,197




Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $       42,905        $     71,149
  Due to affiliates                               595,669             829,407
                                                  638,574             900,556


Shareholders' equity
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               6,601,087           6,628,753
Managing shareholder's
 accumulated deficit                              (24,392)            (24,112)

   Total shareholders' equity                   6,576,695           6,604,641

   Total liabilities and
    shareholders' equity                   $    7,215,269        $  7,505,197



See accompanying notes to financial statements.


                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1997
                       AND JUNE 30, 1996
                           (Unaudited)





                                Six months     Quarter      Six months      Quarter
                              ended June 30,   ended     ended June 30,  ended June 30,
                                  1997         June 30,        1996           1996
                                                1997


Revenue:

Income from power
  generating projects          $3,553,602   $   147,001     $ 239,501       $ 222,001
Interest and dividend
  income                           60,342        29,264             3               3

Total revenues                  3,613,944       176,265       239,504         222,004

Expenses:

Accounting and legal
  fees                             15,848         6,751        32,500          28,000
Management fee                     31,793         7,209        14,418             ---
Trustee fees                        5,000         2,500         5,000           2,500
Write-down of limited
  partnership investments       3,259,152           ---           ---             ---
Miscellaneous                       9,228         5,619         2,179           1,656
                                3,321,021        22,079        54,097          29,156

Net income (loss)               $ 292,923    $  154,186     $ 185,407       $ 192,848

Allocation to:

Shareholders                    $ 289,994     $ 152,644     $ 183,553       $ 190,250
Managing shareholder                2,929         1,542         1,854           2,598
                                $ 292,923     $ 154,186     $ 185,407       $ 192,848



See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1997
                       AND JUNE 30, 1996
                           (Unaudited)


                                Six months        Six months
                               ended June 30,    ended June 30,
                                  1997              1996


Cash flows from operating
  activities:
Net income (loss)                $ 292,923        $ 185,407

Adjustments to
  reconcile net income
  (loss) to cash provided
  by (used in) in
  operating activities:


Writedown of limited
  partnership investments        3,259,152                -

Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates              320,648         (155,310)
(Increase) decrease in
  other assets                      (4,940)             ---
(Decrease) increase in
  accounts payable and
  accrued expenses                 (28,245)         (13,500)
(Decrease) increase in
  due to affiliates               (186,719)         369,810

Total adjustments                3,359,896          201,000

Net cash provided by (used in)
  operating activities           3,652,819          386,407

Cash flow used in
  investment activities:
  Investment in Brea Power
   Partners, L.P.               (2,970,000)               0
  Investment in Ridgewood
   Management Corp. G.P.           (30,000)               0
 Net cash used in
  investment activities         (3,000,000)               0

Cash used in
  financing activities:
Cash distributions to
  shareholders (partners
  through June 14, 1994)          (320,869)        (391,425)

Net cash used in
  financing activities            (320,869)        (391,425)

Net increase (decrease) in
 cash and cash equivalents         331,950           (5,018)
Cash and cash equivalents
  beginning of year                327,322            5,643
Cash and cash equivalents
  end of period                  $ 659,272        $     625

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO FINANCIAL STATEMENTS

1.     	Organization and Purpose

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

2.       	Summary of Significant Accounting Policies

     	Interim Financials

The financial statements for the three and six months ended June 30, 1997 and 1996 included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.  Investments in Project Development and Power Generation Limited
Partnerships

     The following investments in power generation limited partnerships are stated at fair value:

                                      June 30,      December 31,
                                         1997              1996
Power generation
 limited partnerships:
  Stillwater Hydro
   Partners, L.P.                 $ 1,000,000       $ 1,000,000
  RW Power Partners, L.P.             268,770         3,527,923
  Brea Power Partners, L.P.         5,252,286         2,282,285
  Ridgewood Management Corp. G.P.      30,000               ---
                                    6,551,056       $ 6,810,208

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

     Brea Power Partners, L.P. (known as the Olinda project)
In October 1994, the Trust invested $3,103,479 for a limited partnership interest in Brea Power Partners, L.P. ("Brea"), which owns the Olinda Project, a 5 megawatt capacity electrical generating plant, located in Brea, California, near Los Angeles. The Olinda Project includes three reciprocating electric generator engines, which are fueled by methane gas produced and collected from a nearby landfill. The electricity generated is sold to Southern California Edison Company under a long-term contract which may expire in 2004.

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

The initial investment in Brea entitles the Trust to receive, in any year, the lesser of t he preference amount (as defined in the Partnership Agreement) or 98% of the annual distribution, plus 25% of the excess of the annual distribution over the preference amount of Brea until the Trust receives a cumulative 15% return on its original investment. After such time, the amount the Trust receives decreases to 5% of net cash flows.

The Trust received distributions from Brea Partnership of $162,900, $796,501, $859,801 and $117,600 for the five months ended May 31, 1997 and the years ended December 31, 1996, 1995, and 1994, respectively. Of the cash distributions $397,638 and $440,916 have been treated as a return of investment capital during the years ended December 31, 1996 and 1995, respectively. The Trust's investment in Brea at May 31, 1997 and December 31, 1996 amounted to $2,282,285.

On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea and now own 100% of the Olinda Project. The purchase price of $2,813,400 included a cash payment to the sellers of $2,256,500, assumed liabilities of $441,100 and acquisition costs of approximately $115,800. The Trust's total investment in Brea, net of intercompany advances to and from Brea of $4,680,900 is recorded in the Balance Sheet at June 30, 1997. Brea accounted for the acquisition as a purchase. The purchase price was allocated to the net assets acquired, based on their respective fair values. A portion of the purchase price ($2,370,700) was allocated to the electric power sales contract and is being amortized over 7 1/2 and 15 years for book and tax purposes, respectively.

Because the acquisition of 100% of the Olinda Project is recorded in the unaudited balance sheet of the Trust as of June 30, 1997, no pro forma balance sheet information is presented.

The following unaudited pro forma information has been prepared assuming the Olinda Project was acquired as of the beginning of the periods presented. The proforma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results and does notreflect capital equipment additions and changes in operating management which have been made at the Olinda Project subsequent to the acquisition.

                            Pro Forma Information
                                  (Unaudited)

                                     Six Months Ended         Year Ended
                                       June 30, 1997       December 31, 1996

Total Revenue

As reported                          $3,613,9454               $  609,537
Adjustments                               53,740                  639,653
Pro forma                            $3,667,685                $1,249,190

Net Income

As reported                          $  292,923                $  496,802
Adjustments                              53,740                   639,653
Pro forma                            $  346,663                $1,136,455

The pro forma adjustments include distributions made to the former general and limited partners, incentive and performance bonuses paid to the former operator, liquidated damages paid by Brea under the gas purchase contract, additional fuel costs required under the revised gas purchase contract and amounts previously recorded by the Trust as return of capital.Pro forma financial information

                     Pro Forma Income Statement Information
                                (unaudited)


                     Six months ended
                      June 30, 1997             Pro forma        Pro forma
                        as reported             adjustments

Income from power
  generating projects  $  3,553,602          $  53,740 (a)     $  3,607,342
Total revenues            3,613,944             53,740 (a)        3,667,684
Net income                  292,923             53,740 (a)          346,663


                     Year ended December
                         31, 1996               Pro forma        Pro forma
                        as reported             adjustments

Income from power
  generating projects    $  606,863        $   242,015 (b)     $  1,246,516
                                               397,638 (c)
Total revenues              609,537            639,653 (b)(c)     1,249,190
Net income                  496,802            639,653 (b)(c)     1,136,455


Notes to Pro Forma Income Statement Information

     (a) Includes additional distributions from the Project to the Trust of $43,334 which were previously paid to the prior owner, plus $10,406 of net additional cash flow resulting from termination of the operator incentive and performance bonuses previously paid to the prior owner, net of additional fuel costs required under the revised gas purchase contract.

     (b) Includes additional distributions from the Project to the Trust of $59,343 which were previously paid to the prior owner, plus $182,672 of net additional cash flow resulting from termination of the operator incentive and performance bonuses previously paid to the prior owner, net of additional fuel costs required under the revised gas purchase contract.

     (c) Includes $397,638 of cash received the Project which was previously recorded by the Trust as a reduction in its investment in the Project.

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

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

5.     	Revolving Line of Credit Facility

One June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At June 30, 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ration of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility.

6.     	Contingencies

In December 1993, a subsidiary of the Trust engaged
Blackhawk Management Group, Incorporated ("Blackhawk"),a North Carolina corporation whose sole owner and employee was the original developer of the Lynchburg Project, to manage that Project under contract.
On June 9, 1994, the subsidiary terminated the management contract for material breach and inequitable conduct by Blackhawk, which then sued in the Circuit Court of Halifax County, Virginia on June 8, 1995.
The action claimed breach of contract by the Trust's subsidiary and claimed compensatory damages of $3 million and punitive damages of $1 million. The subsidiary has removed the action to the United
States District Court for the Western District of Virginia, Danville Division. On July 25, 1997, that court entered summary judgment in favor of the Trust's subsidiary as to all issues. The judgment has not been appealed and is final.

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

Comparison of the six month periods ended June 30, 1997 and 1996

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

Results for the first six months of 1997 were dominated by the settlement of the litigation with Virginia Electric Power Company ("Vepco") involving the South Boston Project (described at Part II - Item-Legal Proceedings) and the related shutdown of the Project at the beginning of 1997. Income from power generating projects was $3,554,000 for the first six months of 1997 as opposed to $240,000 for the 1996 period, reflecting a $3,391,000 distribution from the partnership owning the South Boston Project. The South Boston distribution included $3,359,000 of net proceeds from the Vepco settlement (a settlement amount of $3,750,000 less repayments of $391,000 of prior advances by the Trust and the Managing Shareholder). The remainder of the South Boston distribution ($32,000) in 1997 reflected cash flow earned in the last quarter of 1996, as compared to a $80,000 distribution made to the Trust from that Project in the comparable 1996 period. The Project's 1996 fourth quarter net cash flow had been depressed because of higher than anticipated fuel costs and the wind-down of operations in anticipation of the January 1997 settlement.

First half income from the Olinda Project increased to $163,000 in 1997 from $160,000 in 1996. Olinda's income is seasonal and is normally low during the first and fourth quarters of each year because electricity prices during these off-peak periods are significantly lower, resulting in low margins. Accordingly, the Project schedules maintenance and down periods where possible in these quarters. In late spring and summer, demand and prices are higher, leading to increased operating cash flow. The Trust also earned interest of $60,000 in the first six months of 1997 on the cash funds distributed to it, as opposed to no interest earnings in the 1996 period (because all available cash had been distributed to Investors).

Total expenses for the 1997 first quarter were $3,321,000, of which $3,259,000 was a write-down of the Trust's investment in the South Boston Project to an estimated net realizable value of $269,000. The termination of the power purchase contract and the operating and sales restrictions contained in the settlement caused the impairment of the investment. Other expenses totalled $62,000 in the first six months of 1997 as opposed to $54,000 in the 1996 period. In 1996, the Managing Shareholder had waived the portion of the management fee (computed at 2.5% of net assets per year) attributable to the South Boston Project, while in 1997, it ended the waiver, causing an increase of $18,000 in the first quarter.

Liquidity and Capital Resources

During the first half of 1997, cash and cash equivalents increased by $332,000 from $327,000 to $659,000. In the first half of 1997, two transactions significantly effected the Trust's cash position. In the first quarter of 1997, the South Boston Project received $3,750,000 in the settlement of litigation with Virginia Electric Power Company ("Vepco"). The Trust received a $3,391,000 cash distribution from South Boston Project and received repayment of a $368,000 advance to South Boston Project. The Trust used $752,000 of the cash to repay amounts previously borrowed from the managing shareholder and other affiliates, and $321,000 was distributed to shareholders of the Trust. In the second quarter of 1997, the Trust purchased additional partnership interests Brea Power Partners, L.P. ("Brea"), which is the owner of the Olinda Project, a landfill gas-fueled electric generating station located in Orange County, California. The purchase price was $2,813,000 and the Trust now owns 100% of the Olinda Project.

On June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At June 30, 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the managing shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained will be further reduced in the future through use of the revolving line of credit facility.

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

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

The previously pending lawsuit between RW Power Partners, L.P. (a subsidiary of the Trust) and Blackhawk Management Company, Inc., in which Blackhawk claimed that its management contract for the South Boston generating plant was breached when RWPP fired Blackhawk in June 1994, was resolved on July 25, 1997 when the United States District Court for the Western District of Virginia entered summary judgment in favor of RW Power Partners, L.P. on all of Blackhawk's claims. The counterclaims of RW Power Partners, L.P. were dismissed and no appeal was taken from the court's judgment. Accordingly, the action did not impose any material liability on the Trust or its subsidiary.

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           A current report on Form 8-K was filed on June 16, 1997 reporting the acquisition of all of the equity interest in Brea Power Partners, L.P.

                 RIDGEWOOD ELECTRIC POWER TRUST I

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


August 14, 1997                By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)