Form 10-Q
period 1997-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1997-11-20
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                                              September 30,       December 31,
                                                  1997               1996
Assets:

Investments in project development
 and power generation limited
 partnerships                              $    7,026,987        $  6,810,208
Cash and cash equivalents                         772,442             327,322
Advances to RW Power Partners, L.P.                   ---             367,667
Other assets                                        3,093                 ---
   Total assets                            $    7,802,522        $  7,505,197




Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $       50,519        $     71,149
  Due to affiliates                               316,999             829,407
                                                  367,518             900,556


Shareholders' equity
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               7,450,813           6,628,753
Managing shareholder's
 accumulated deficit                              (15,809)            (24,112)

   Total shareholders' equity                   7,435,004           6,604,641

   Total liabilities and
    shareholders' equity                   $    7,802,522        $  7,505,197



See accompanying notes to financial statements.


                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1997
                       AND SEPTEMBER 30, 1996
                           (Unaudited)





                                Nine months     Quarter      Nine months      Quarter
                                 ended          ended        ended           ended
                               September 30,  September 30,  September 30,  September 30,
                                  1997          1997            1996           1996



Revenue:

Income from power
  generating projects          $4,713,091   $ 1,159,489     $ 489,501       $ 250,000
Interest and dividend
  income                           75,945        15,601           306             303

Total revenues                  4,789,036     1,175,092       489,807         250,303

Expenses:

Accounting and legal
  fees                             24,546         8,698        40,000           7,500
Management fee                     49,010        17,217        14,418             ---
Trustee fees                        7,500         2,500         7,500           2,500
Write-down of limited
  partnership investments       3,259,152           ---           ---             ---
Miscellaneous                       9,869           640         5,313           3,134
                                3,350,077        29,055        67,231          13,134

Net income (loss)              $1,438,959    $1,146,036     $ 422,576       $ 237,169

Allocation to:

Shareholders                   $1,424,570   $ 1,134,576     $ 418,350       $ 234,797
Managing shareholder               14,389        11,460         4,226           2,372
                               $1,438,959   $ 1,146,036     $ 422,576       $ 237,169




See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                       AND SEPTEMBER 30, 1996
                           (Unaudited)


                                Nine months         Nine months
                          ended September 30,   ended September 30,
                                  1997              1996


Cash flows from operating
  activities:
Net income (loss)               $1,438,959        $ 422,576

Adjustments to
  reconcile net income
  (loss) to cash provided
  by (used in) in
  operating activities:


Writedown of limited
  partnership investments        3,259,152              ---

Changes in assets &
  liabilities:
Decrease (increase) in
  due from affiliates               31,528         (155,310)
(Increase) decrease in
  other assets                      (3,092)             ---
(Decrease) increase in
  accounts payable and
  accrued expenses                 (20,631)          (3,500)
(Decrease) increase in
  due to affiliates               (176,269)         369,810

Total adjustments                3,090,688          211,000

Net cash provided by (used in)
  operating activities           4,529,647          633,576

Cash flow used in
  investment activities:
  Investment in Brea Power
   Partners, L.P.               (3,445,931)             ---
  Investment in Ridgewood
   Management Corp. G.P.           (30,000)             ---
 Net cash used in
  investment activities         (3,475,931)             ---

Cash flows used in
  financing activities:
Cash distributions to
  shareholders                    (608,596)        (599,631)

Net cash used in
  financing activities            (608,596)        (599,631)

Net increase (decrease) in
 cash and cash equivalents         445,120           33,945
Cash and cash equivalents
  beginning of year                327,322            5,643
Cash and cash equivalents
  end of period                  $ 772,442        $  39,588

See Accompanying Notes to Financial Statements

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

2.     Summary of Significant Accounting Policies

     Interim financial statements
The financial statements for the three and nine months ended September 30, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

3.     Investments in Project Development and Power Generation Limited
Partnerships

The following investments in power generation limited partnerships are stated at fair value:

                                         Sept. 30,          December 31,
Power generation limited partnerships:      1997                1996
Stillwater Hydro Partners, L.P.     $   1,000,000          $   1,000,000
RW Power Partners, L.P.                   268,770              3,527,923
Brea Power Partners, L.P.               5,728,217              2,282,285
Ridgewood Management Corp. G.P.            30,000                    ---
                                    $   7,026,987          $   6,810,208

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

     RW Power Partners, L.P. (known as the Lynchburg or South Boston Project) In October 1992, the Trust entered into a limited partnership agreement to provide construction funding of a 3 megawatt project using waste oil as its primary fuel source. Construction of the project commenced in January 1993, and commercial operations began in June 1993. Construction of a waste oil processing facility began in 1994, and was completed in 1996. The total cost of the waste oil processing facility was approximately $832,000. As of December 31, 1996 and 1995, the Trust funded $3,527,923 of the total cost of the original project and the waste oil facility, a portion of which was funded by the managing shareholder.

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

The Trust received distributions of $3,390,664, $208,000 and $163,188 from the limited partnership for the periods ended March 31, 1997, December 31, 1996 and December 31, 1995, respectively. The Trust's investment in and advances to the limited partnership amounted to $3,895,590 and $3,845,740 at December 31, 1996, and 1995, respectively.

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

Under the settlement, VEPCO paid RWPP $3,750,000 in cash and waived a claim of $1,800,000 for prepaid capacity payments. After repayment of $390,836 of intercompany payables, the Trust received a $3,390,664 distribution from the Lynchburg Project during the first quarter of 1997, which was recorded as
income from power generating projects.   RWPP surrendered the power purchase
contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to VEPCO, except at VEPCO's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside VEPCO's service area.

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

During the third quarter of 1997, the Trust entered into negotiations with a privately-held, un-affiliated processor of waste oil to sell the Lynchburg Project. The Parties have expressed their intent to sell the Project no later than the end of 1997 for the purchaser's 8%, seven-year, promissory note of $700,000, secured by a mortgage on the Project, and the right of the Trust to receive 2% of the Project's gross revenues for an indefinite period. The Trust would also provide 8%, seven-year debt financing of up to $125,000 to finance additional capital improvements at the Project, secured by the mortgage. There is no

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

assurance that this transaction will in fact occur as scheduled or on the terms described above.

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

The initial investment in Brea entitles the Trust to receive, in any year, the lesser of the preference amount (as defined in the Partnership Agreement) or 98% of the annual distribution, plus 25% of the excess of the annual distribution over the preference amount of Brea until the Trust receives a cumulative 15% return on its original investment. After such time, the amount the Trust receives decreases to 5% of net cash flows.

The Trust received distributions from Brea Partnership of $162,938, $796,501, $859,801 and $117,600 for the five months ended May 31, 1997 and the years ended December 31, 1996, 1995 and, 1994, respectively. Of the cash distributions $397,638 and $440,916 have been treated as a return of investment capital during the years ended December 31, 1996 and 1995, respectively. The Trust's investment in Brea at May 31, 1997, and December 31, 1996 amounted to $2,282,285.

On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea and now owns 100% of the Olinda Project. The purchase price of $3,000,000, included a cash payment to the sellers of $2,256,500, intercompany payable of $627,676 and acquisition costs of approximately
 $115,800. On August 31, 1997, the Trust invested an additional $475,932 in Brea for working capital. The Trust's total investment in Brea, at September 30, 1997, is $5,758,217. Brea accounted for the acquisition as a purchase. The purchase price was allocated to the net assets acquired, based on their respective fair values. A portion of the purchase price ($2,370,700) was allocated to the electric power sales contract and is being amortized over 7 1/2 and 15 years for book and tax purposes, respectively.
The Trust received distributions from Brea Partnership of $1,159,489 for the period June 1, 1997 to September 30, 1997.

Because the acquisition of 100% of the Olinda Project is recorded in the unaudited balance sheet of the Trust as of September 30, 1997, no pro forma balance sheet information is presented.

The following unaudited pro forma information has been prepared assuming the Olinda Project was acquired as of the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results and does not reflect capital equipment additions and changes in operating management which have been made at the Olinda Project subsequent to the acquisition.


Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

Pro forma financial information

Pro Forma Income Statement Information
(unaudited)

                       Nine months ended                 Nine months ended
                         Sept. 30, 1997    Pro forma      September 30, 1997
                           as reported    adjustments       Pro forma

Income from power
  generating projects    $ 4,713,091      $  53,740 (a)    $  4,766,831

Total revenues             4,789,036         53,740 (a)       4,842,776
Net income                 1,438,959         53,740 (a)       1,492,699


                         Year ended                           Year ended
                       December 31, 1996    Pro forma      December 31, 1996
                           as reported    adjustments         Pro forma

Income from power
  generating projects      $ 606,863     $  242,015 (b)    $  1,246,516
                                            397,638 (c)
Total revenues               609,537        639,653 (b) (c)   1,249,190
Net income                   496,802        639,653 (b) (c)   1,136,455


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

     (c) Includes $397,638 of cash received from the Project which was previously recorded by the Trust as a reduction in its investment in the Project.

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

On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1.0% of the net assets of the Trust payable monthly. In 1996, management fees of $43,255 were waived by the managing shareholder. For the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, the Trust paid management fees to the managing shareholder of $49,010, $49,255 and $86,510, respectively.

Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in that year an amount equal to 15% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust. For the periods ended September 30, 1997, December 31, 1996 and December 31, 1995, the Trust made distributions to the managing shareholder of $6,086, $8,086 and $8,151, respectively.

At December 31, 1996 and 1995, the managing shareholder and affiliates owned, in the aggregate, 3.0 units of the Trust and had made capital contributions of $273,000.

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

Ridgewood Electric Power Trust I
(formerly Ridgewood Energy Electric Power, L.P.)
Notes to Financial Statements

In 1996, under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Lynchburg and Olinda Projects. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management.

5.     Revolving Line of Credit Facility

     On June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At September 30, 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility.

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

                 ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the nine month periods ended September 30, 1997 and 1996

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

Results for the first nine months of 1997 were dominated by the settlement of the litigation with Virginia Electric Power Company ("Vepco") involving the South Boston Project (described at Part II - Item-Legal Proceedings) and the related shutdown of the Project at the beginning of 1997. Income from power generating projects was $4,713,000 for the first nine months of 1997 as opposed to $490,000 for the 1996 period, reflecting a $3,391,000 distribution from the partnership owning the South Boston Project. The South Boston distribution included $3,359,000 of net proceeds from the Vepco settlement (a settlement amount of $3,750,000 less repayments of $391,000 of prior advances by the Trust and the Managing Shareholder). The remainder of the South Boston distribution ($32,000) in 1997 reflected cash flow earned in the last quarter of 1996, as compared to a $183,000 distribution made to the Trust from that Project in the comparable 1996 period. The Project's 1996 fourth quarter net cash flow had been depressed because of higher than anticipated fuel costs and the wind-down of operations in anticipation of the January 1997 settlement.

For the first nine months of 1997, income from the Olinda Project increased to $1,322,000 from $307,000 in the comparable 1996 period. The increase resulted form the Trust's increased ownership in Olinda. Prior to June 1, 1997, the Trust owned a cumulative 15% priority return on its $3,103,000 investment in Olinda. On June 1, 1997, the Trust purchased additional partnership interests and now owns 100% of the Olinda Project.

The Trust also earned interest of $76,000 in the first nine months of 1997 on the cash funds distributed to it, as opposed to $300 of interest earned in the 1996 period. The increase in interest income resulted from investment income on higher balances of cash and cash equivalents in the first nine months of 1997 as compared to the comparable period in 1996.

Total expenses for the first nine months of 1997 were $3,350,000, of which $3,259,000 was a write-down of the Trust's investment in the South Boston Project to an estimated net realizable value of $269,000. The termination of the power purchase contract and the operating and sales restrictions contained in the settlement agreement caused the impairment of the investment. Other expenses amounted to $91,000 in the first nine months of 1997 as opposed to $67,000 in the 1996 period. In 1996, the Managing Shareholder had waived the portion of the management fee (computed at 2.5% of net assets per year) attributable to the South Boston Project, while in 1997, it ended the waiver, causing an increase of $35,000.

Liquidity and Capital Resources

During the nine months of 1997, the average balance of cash and cash equivalents significantly increased. Two transactions significantly affected the Trust's cash position. In the first quarter of 1997, the South Boston Project received $3,750,000 in the settlement of litigation with Virginia Electric Power Company ("Vepco"). The Trust received a $3,391,000 cash distribution from South Boston Project and received repayment of a $368,000 advance to South Boston Project. The Trust used $752,000 of the cash to repay amounts previously borrowed from the Managing Shareholder and other affiliates, and $321,000 was distributed to shareholders of the Trust. In the second quarter of 1997, the Trust purchased additional partnership interests in Brea Power Partners, L.P. ("Brea"), which is the owner of the Olinda Project, a landfill gas-fueled electric generating station, located in Orange County, California. The purchase price was $2,813,000 and the Trust now owns 100% of the Olinda Project.

On June 6, 1997, Brea entered into a revolving credit agreement with the Trust's principal bank whereby the bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At September 30, 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


November 14, 1997              By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)