Form 10-K
period 1997-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1998-04-16
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1998 was $10,550,000.

Exhibit index is at page 45.

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

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described below at Item 1(c)(4) - Developments affecting Power Contracts.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.


(a)  General Development of Business.

     Ridgewood Electric Power Trust I (the "Trust") was organized as a Delaware business trust on May 9, 1994. It was organized to acquire all of the assets of and to carry on the business of Ridgewood Energy Electric Power, L.P. (the "Partnership"). The Partnership was a Delaware limited partnership which was organized in March 1991 to participate in the development, construction and operation of independent power generating facilities ("Projects"). On June 15, 1994, with the approval of the partners, the Partnership was combined into the Trust, which acquired all of the Partnership's assets and which became liable for all of the Partnership's obligations. In exchange for their interests in the Partnership, the investors in the Partnership received an equivalent number of Investor Shares in the Trust. The Partnership has been dissolved.

     The predecessor Partnership raised $10.5 million in a single private offering conducted in 1991 and early 1992. Substantially all of those funds were applied prior to 1995 to the purchase of interests in the three Projects described below, to funding business ventures that were unsuccessful and to paying the fees and expenses of the Partnership's offering and the Partnership.

     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On June 25, 1994 the election and registration became effective. The Trust currently has 218 holders of record of Investor Shares.

     The Trust is organized similarly to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day to day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners
of the Investor Shares (the "Investors").   The Managing
Shareholder and the Independent Trustees of the Trust meet together and take the actions that the 1940 Act requires a board of directors to take for a business development company. The Board of the Trust also provides general supervision and review of the Managing Shareholder but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act.

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

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent electric power generation.

(c)  Narrative Description of Business.

     (1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users. The Trust owns the Olinda Project, a five megawatt capacity electric generating plant fueled by methane gas from a local landfill in Brea, Orange County, California. It also owns a preferred limited partnership interest in the Stillwater Project, a 3.5 megawatt hydroelectric facility located on the Hudson River north of Albany, New York. In 1997, the Trust sold its South Boston Project (previously designated as the "Lynchburg Project"), a three megawatt capacity electric generating plant at South Boston, Virginia that burns waste fuel oil prepared in part by an on-site waste oil processing facility. It retained the right to 2% of the gross revenues, if any, earned by that Project in the future.

     These Projects are Qualifying Facilities, which are generally exempt from federal and state regulations which apply to investor-owned electric utilities. As described below, under current law, utilities are required to purchase electricity generated by Qualifying Facilities under terms generally favorable to the Qualifying Facilities. This essentially means that the Projects are not subject to competition for the lives of their current long-term power contracts with the electric utility purchasers ("Power Contracts"). When or if those Power Contracts end, the Projects will have to sell their output on the competitive electric power market and there is no assurance that they can do so at a profit.

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

	The utility is not required to enter into a long-term Power Contract and can buy the output from Qualifying Facilities on a short-term basis at varying rates set by state regulators. In the past, many utilities chose to enter into long-term Power Contracts with rates set by contract formula. In many cases, those contract formula rates are today much higher than competitive rates. The Olinda and Stillwater Projects have existing long-term Power Contracts with rates significantly above current competitive rates. As described below, the long-term
Power Contract for the South Boston Project was cancelled in exchange for a settlement payment.

     The electricity produced by each Project is sold to the local electric utility company under Power Contracts, or is used in part on site to power equipment.

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

     (2)  Projects.

		(i) Olinda Project. In October 1994, the Trust purchased for $3.1 million an equity interest in Brea Power Partners, L.P., a partnership which owns and operates a 5 megawatt landfill gas-fired electric generating plant known as Olinda and located in Brea, California (the "Olinda Project"). A landfill gas plant takes methane and other burnable gases created by the decomposing of garbage in a landfill and uses them as fuel, converting them to carbon dioxide, water and some residual waste. Otherwise, those gases would escape to the atmosphere. Among other problems, methane is a potent "greenhouse gas" that increases global warming by significantly more than the carbon dioxide and water vapor produced when it is burned.

     The Trust's original limited partnership interest essentially was designed to allow it to recover its initial investment of $3.1 million and to provide an internal rate of return of approximately 15% per year, and to yield a small residual amount thereafter. The limited partnership interest was entitled to 98% of all profits and losses of the Partnership and of all distributions of cash flow up to a scheduled amount per year ($342,000 for 1997); thereafter, it was entitled to 25% of any excess cash available for distribution in that year. When cumulative distributions to the Trust in respect of the limited partnership interest, discounted to present value at 1.17% per month, reached $3.1 million (which was expected to occur no later than 2004), the Trust's annual interest in profits and losses would be reduced to 5%.

     As of January 1, 1997, the owner of the remaining limited partnership interest in the Partnership was GSF Energy, LLC, an indirect subsidiary of DQE Corporation. DQE is a holding company for Duquesne Light Company of Pittsburgh, Pennsylvania. GSF Energy, LLC also owned the general partner of the Partnership, which had a 1% interest in the Partnership's profits and losses.

     On June 1, 1997, the Trust through subsidiaries acquired the general partnership interest and the limited partnership interest owned by GSF Energy, LLC for a base price of $3,000,000, and thus acquired the entire beneficial interest in the Partnership. The parties agreed that the base price was to be adjusted for operating cash flow generated and cash distributions made by the Partnership from the effective date of January 1, 1997 through May 31, 1997 and for the Partnership's current assets at the closing date. The purchase price as so adjusted was $2,814,000, inclusive of a cash payment of $2,257,000 to the seller, assumed liabilities of $441,000 and acquisition costs of approximately $116,000. In the second half of 1997 the Trust invested an additional $661,000 to provide working capital. The total original cost to the Trust of the entire equity interest in the Project and additional investments is therefore $6,600,000, prior to the returns of investment capital of $800,000.

     Neither GSF Energy, LLC nor DQE Corporation was affiliated with or had any material relationship with the Trust, its Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers, other than their prior relationships with the Partnership and the ongoing responsibility of the corporate successor to GSF Energy, LLC to operate the gas collection system as described below. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of DQE Corporation. The source of the Trust's funds was cash reserves derived from the previously reported settlement of litigation with Virginia Electric Power Company relating to the South Boston Project, described below.

     All electricity generated by the Project over and above its own requirements is sold to Southern California Edison Company under a long-term power purchase contract which may be terminated by the purchaser no earlier than the end of 2004 on five years' advance notice. The contract price is the greater of 5.8 cents per kilowatt-hour or 85% of the utility's avoided cost. Currently, avoided cost is computed under a formula prescribed by the California Public Utility Commission consisting of a fixed payment for the plant's capacity and a payment per unit of energy delivered that is tied to the cost of natural gas, the fuel used at the plant. The capacity payments vary seasonally and are significantly higher during the summer peak season.

	California is implementing a competitive power market beginning on April 1, 1998 in which generators will eventually auction capacity and energy output that is not committed for sale under long-term contracts. It is expected that eventually the California Public Utilities Commission will change the payment formula for many long-term contracts (including the Olinda Project's) to use the auction prices for capacity and energy output. This would have effects on the Project's revenues that are not predictable at this time but that might result in a reduction in the prices paid by Southern California Edison Company for off-peak periods.

     The Project is liable to Southern California Edison Company for liquidated damages of up to $3.8 million if it does not meet defined performance and availability standards. Under current conditions, the Trust does not believe that there will be any material liability for failure to meet these requirements.

     The Trust's purchase includes only the electric power generating station located at the landfill. Ecogas Corporation ("Ecogas"), which is the corporate successor to GSF Energy, LLC and which is an affiliate of DQE Corporation, has retained ownership of the landfill gas collection system and the processing units located outside the Project building and will continue to supply the Project with landfill gas fuel under an amended gas purchase and supply agreement. Under that agreement, Ecogas will sell gas to the Project at a price of approximately $.70 per million British Thermal Units of heat equivalent (escalating at 3.7% per year) plus an additional fixed payment, effective as of January 1, 1997, of $12,500 annually (escalated at 3.7% per year). If the gas supplied is insufficient to operate the generators at assumed levels, the Partnership may take action to remedy the deficiency. Further, in that instance Ecogas would be liable to the Partnership for damages of up to $3.1 million on a cumulative basis. The gas supply agreement expires on the later of December 31, 2004 or the stated term of the power contract. The landfill gas is produced from a landfill owned by the County of Orange, California, under a gas lease agreement that expires no earlier than the end of 2004. The County is entitled to a royalty payable by GSF Energy, Inc.

	Congress has created a $3 per barrel of oil equivalent mcf tax credit as an incentive for burning landfill gas (with numerous exceptions and phase-outs). The credit can only be obtained, however, by a seller of landfill gas to an unaffiliated generating facility. Accordingly, neither the Trust nor its Investors are entitled to any tax credit for landfill gas. The profitability of the gas collection system to Ecogas and thus possibly the supply of landfill gas to the Olinda Project is dependent upon whether the credit continues and whether Ecogas meets the credit's requirements. To date, the Project has not incurred material detriment from a lack of performance by Ecogas.

     An affiliate of DQE operated the Project under an operations and maintenance agreement. For the first five months of 1997, the base fees paid were $1,375,000 and incentive payments totalled an additional $85,000. The operations and maintenance agreement has been terminated and Ridgewood Power Management Corporation, an affiliate of the Trust's Managing Shareholder, operates the Project. It will be reimbursed by the Partnership for its actual costs incurred and allocable overhead expenses but will not otherwise be compensated.

     Distributions from the Olinda Project to the Trust in 1997 totalled $1,720,000. Of that amount, $342,000 was attributable to the limited partnership interest purchased by the Trust in 1995. See Item 7 - Management's Discussion and Analysis of Results of Operation for a comparison with 1996 distributions. Until June 1, 1997, substantially all of the Trust's rights to distributions from its limited partnership interest in the Olinda Project would terminate at the end of 2004. Therefore, until June 1, 1997 the Trust treated distributions in respect of that limited partnership interest in excess of the 15% annual return target as returns of capital. Beginning June 1, 1997, the Trust beneficially owns the entire interest in the Project, and all distributions are being treated as revenues to the Trust.

     (ii) Stillwater Project. In October 1991, the Trust acquired certain equity rights with respect to a 3.5 megawatt (nominal capacity) hydroelectric facility which was then under construction on the Hudson River in the village of Stillwater, New York (approximately 30 miles northeast of Albany) at the site of a pre-existing 800 foot wide masonry dam structure (the "Stillwater Project") for a purchase price of $750,000. The Stillwater Project commenced commercial operation in May 1993.

	The Trust and affiliates of the general contractor and affiliates of the equipment supplier formed Stillwater Hydro Partners, L.P. ("SHP") to continue development of the Stillwater Project. The Trust's total investment was $1,162,000. Debt financing for the Project was provided by the CIT Group/Capital Equipment Financing Inc. ("CIT"). The CIT financing is a fixed rate 15-year term loan in the principal amount of approximately $8,995,000, with the final payment due in 2009. In addition to the fixed interest payments, CIT is also entitled to receive, as additional interest, 22.5% of the available cash flow of the Stillwater Project. The term loan is payable only by SHP, and is non-recourse to the Trust. The projections furnished by SHP to CIT and the Trust indicated sufficient annual cash flow to permit SHP to meet its payment obligations to CIT and the Trust.

     The Trust now owns a fixed preferred partnership interest entitling it to aggregate distributions of $1 million, plus a compound annual return of 12% thereon until paid in full. Over the nine year schedule of annual payments, the Trust was to receive total payments of approximately $1,720,000. SHP is required to apply substantially all of SHP's available cash flow after funding of debt service (up to a maximum amount each year) to satisfy the payment obligation to the Trust, with any shortfalls to be carried forward with interest into subsequent years.

	The Trust has only received a single partial payment of $126,000 in 1994 and does not expect to receive any additional payments for an indefinite period of time. The Stillwater Project has been unable to earn sufficient cash flow to cover its fixed debt service obligations and to pay all of the 22.5% of available cash flow that CIT is entitled to. The Project's revenues are dependent upon water levels in the Hudson River, which have fluctuated significantly in the last four years. During low flow periods, generation is curtailed. The Project's ability to reach projected generation levels requires the use of flashboards during high water periods. The flashboards are removable wood and metal planks that fit over spillways and that increase the level of the water behind the dam by up to two feet. The extra water height behind the dam increases the force of the water through the generation turbines and thus increases power output. However, the flashboards as installed have consistently been ripped from their moorings by high water flows and floating debris, and they cannot be reinstalled during high water periods. Further, state environmental requirements limit the times during which repairs can be made. As a result, power output during high
flow periods has not reached projected levels.   In addition, the
Project is unable to generate the full projected output of 3.5 megawatts of electricity because of a design defect.

	For these reasons, the Trust has reviewed the value of the Stillwater Project on the assumption that the Project will be able to meet debt service obligations to CIT as scheduled but that the Project will be unable to make any distributions to the Trust until the CIT loan is retired in 2009. On those assumptions and discounting post-2009 payments at the rate of 18% per year, the Trust's investment in the Stillwater Project was revalued to $600,000 as of December 31, 1997 and the Trust recorded an investment writedown of $400,000.

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract
with a remaining term of 30 years.   Although Niagara Mohawk has
entered into a settlement with a number of independent power producers to buy out their Power Contracts, it has not made an offer to SHP.

     (iii)  South Boston Project.   The Trust made an
approximately $3.9 million equity investment (including without limitation construction costs and cash advances)in a 3 megawatt electrical generating facility that was constructed in an industrial park near South Boston, Halifax County, Virginia (the "South Boston Project" or "Lynchburg Project"). The facility used waste oil as its primary fuel source for three refurbished reciprocating diesel engine generators and also included a waste oil treatment facility. The Trust's investment covered all development and construction costs of the facility. As of December 31, 1997, the Trust had received approximately $4,385,000 in distributions from the South Boston Project, which includes $3.4 million of proceeds from the sale of the Power Contract described below.

	In July 1995, Virginia Electric Power and Light Co. ("VEPCO"), the utility which purchased electricity from the South Boston Project under a long-term Power Contract, sent a notice to the Trust purporting to cancel the Power Contract for alleged failures by the project to comply with the terms of the Power Contract. After negotiations with VEPCO to rescind the notice proved unsuccessful, the Trust sued VEPCO in the Federal District Court for the Eastern District of Virginia to compel VEPCO to continue to honor the terms of the Power Contract. On September 15, 1995, the judge hearing the case entered an order in favor of the Trust compelling VEPCO to continue to honor the terms of the Power Contract. VEPCO appealed the judge's decision but made payments under the Power Contract.

     On January 17, 1997, the Trust and VEPCO settled the lawsuit and VEPCO paid the Trust's subsidiary $3,750,000 in cash and waived substantial capacity payments that might have been due to VEPCO in the event of an early termination of the Power Contract. The subsidiary surrendered the Power Contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits the Trust or buyers of the Project to continue operating the generating station and the associated waste oil treatment plant, but not to sell electricity except to investor-owned electric utilities for resale or use outside VEPCO's service area or to meet the facility's own load. The facility may be operated for non-generating purposes such as waste oil treatment.

     The net proceeds from the settlement (after deduction of shutdown and other costs for the Project) and the return of security for a letter of credit were approximately $3.4 million, substantially all of which was used to purchase the remaining equity interest in the Olinda Project.

     The Trust shut down the South Boston Project in January 1997 and sold it to an unaffiliated third party in December 1997 for a $700,000 promissory note secured by the Project property and the right to receive 2% of any future gross revenues from the Project. The Fund also agreed to finance up to $125,000 of improvements to the Project to enhance its ability to process waste oil.

	Additional information regarding the Projects is found in the Notes to the Financial Statements.

   	  (iv) Terminated Activities. The Trust also was a partner in two project development and acquisition partnerships that were unsuccessful in consummating any transactions. The Trust terminated participation in both in late 1994 and wrote off a total of $815,000 at that time.

     (3) Project Operation

     The success of a Project is dependent on the ability of the Project to perform efficiently under its Power Contract and is also dependent upon obtaining a necessary fuel supply at reasonable prices (or obtaining rights or licenses in the case of hydropower resources). The Olinda Project has a long-term gas supply agreement providing for 100% of its requirements (subject to actual availability of landfill gas) at a fixed price escalated by 3.7% annually through the term. The Stillwater Project has the necessary permits to use hydroelectric resources and thus may use those resources to the extent available. Use of those resources is limited seasonally by the New York State Department of Environmental Conservation to protect fish spawning populations and river quality and is subject to unpredictable local drought and flood conditions.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Managing Shareholder has organized Ridgewood Power Management Corporation ("RPMC") to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of the Olinda Project to RPMC. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement," effective June 1, 1996, under which RPMC provides all management, purchasing, engineering, planning and administrative services for the Olinda Project. These services are charged to the Project at
RPMC's cost.   See Item 10 - Directors and Executive Officers of
the Registrant and Item 13 - Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPMC and for the cost reimbursements received by RPMC.

	The Stillwater Project is managed by its remaining equity partners and the Trust has no management responsibility for the Project.

     Electricity produced by a Project is delivered to the electric utility purchaser through transmission lines and equipment that are built to interconnect with the utility's existing power grid. The Power Contracts for the Projects require the utility to take all electricity generated up to the Projects' rated capacity and accordingly seasonal fluctuations in demand do not affect the Projects. The price payable to the Olinda Project increases in daylight hours of the summer months when demand peaks, so the Trust attempts to perform maintenance during off-peak periods.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of either Project. Generally, working capital requirements are not a significant item for the Trust. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Most Projects require a variety of permits, including zoning and environmental permits. Such permits must usually be kept in force in order for a Project to continue its operations. The Trust is currently updating air, water and storm water discharge permits for the Olinda Project and preparing a Title V application under the Clean Air Act Amendments of 1990. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) -- Business-Narrative Description of Business -- Regulatory Matters.

     (4)  Developments Affecting Power Contracts.

	The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Olinda Project andStillwater Projects are Qualifying Facilities with long-term formula-price Power Contracts. Those Power Contracts now provide for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and each state regulator that has addressed the issue have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative, which is being implemented in California, may reduce incentives to invalidate the Olinda Project's Power Contract. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges.

     No action has yet been taken by federal or state legislators to date to impair Independent Power Projects' existing power sales contracts, and there are federal constitutional provisions restricting actions to impair existing contracts. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects compliance with those Power Contracts vigorously. Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Fund. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Trust believes that so long as the Projects perform their obligations under the Power Contracts, it will be entitled to the benefits of those contracts.

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. If such an attempt were to be made, the Trust might face material costs in contesting those utility actions. As described above, this occurred at the Trust's former South Boston Project. Substantially all of the cost of litigation was voluntarily paid by the Managing Shareholder, but the Managing Shareholder has not agreed to pay litigation or dispute costs for any future dispute.

     Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. As discussed above, Niagara Mohawk Power Corporation has done so for some other Qualifying Facilities. No such offer has been suggested or made to the Trust for either the Olinda or Stillwater Project Power Contracts, although the Trust would entertain such an offer.

     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchasers will stay out of bankruptcy.

     After the Power Contracts expire (in 2004 for Olinda and 2028 for Stillwater) or terminate for other reasons, the Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could sell their output or do so profitably. The Trust is unable to anticipate whether the fuel cost advantages the Projects currently have as balanced against their relatively high costs of operation and maintenance would allow the Projects to operate profitably.

	(5)  Competition

     The Olinda and Stillwater Projects, as described above, are not currently subject to competition because those Projects have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its electricity output if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser; due to bankruptcy or insolvency of the purchaser; because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; or other reasons. The Olinda Project would then face significant competition to market its capacity and energy output in the newly developing competitive market in California and would face material cost pressures. The process of deregulation in New York, where the Stillwater Project is located, is still uncertain and it is difficult to estimate the level of marketing competition that it would face in any such event.

     (6)  Regulatory Matters.

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

     (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. The Trust's Projects will not be directly affected by the 1992 Energy Act unless they were to attempt to sell electricity to another customer rather than under the Power Contracts. The Trust does not anticipate that that would happen.

     (C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. Again, this will not affect the Trust's Projects unless they were to attempt sales to other customers.

     (D) State Regulation. The Trust's Projects are not subject to material state economic regulation except for requirements in California and New York to supply the purchasing utility with information to confirm compliance with Qualifying Facility fuel use and efficiency requirements and to make the Projects available for audit and inspection to confirm Qualifying Facility compliance. The Olinda Project as operated by the Trust complies with these requirements and the Trust believes that both the Olinda and Stillwater Projects meet Qualifying Facility standards. States also have authority to regulate certain environmental, health and siting aspects of Qualifying Facilities.

     (ii)  Environmental Regulation.

     The operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but also include wetlands preservation, fisheries protection (at the Stillwater Project) and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing or obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by the Olinda Project. The Stillwater Project, which is a hydroelectric plant, does not burn fuel. These emissions may be a cause of "acid rain." The Olinda Project, which is fueled by landfill gas, does emit some sulfur dioxide and nitrogen oxides, but to the extent its fuel is methane, it is not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

     In any case, Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. Non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then entitled to emit sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a broad market for those allowances will develop or continue, although efforts have been made by certain commodities exchanges to create a market.

     Title IV of the Clean Air Act Amendments requires significant reductions in nitrogen oxide emissions from power plants. The first set of standards became applicable in 1996 for large-scale steam boilers and large coal and oil-fired plants. The standards require reductions of 25% to 50% in nitrogen oxide emissions. Standards for other large generating plants become effective in 2000 and would require 40% to 50% reductions. States are imposing additional restrictions. Nitrogen oxide emissions can be particularly difficult or expensive to reduce because nitrogen oxides are produced at higher operating temperatures, while plant efficiencies tend to increase with operating temperatures. Although engines of the size used at the Olinda Project are currently not subject to the new Title IV requirements, the Trust anticipates that eventually additional nitrogen oxide regulations may be applied to the Olinda Project. Those might materially increase the operating costs of generating plants.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause the area in which the Olinda Project is located to be classified as a non-attainment area. If so, California might be required to impose additional requirements for industries to reduce emissions of ozone-forming pollutants (in particular, nitrogen oxides) if its existing requirements are inadequate. It is uncertain whether or how any reductions would be applied to small facilities such as the Olinda Project. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

	Title V of the Clean Air Act Amendments requires states to create a new, ongoing licensing system for existing sources of air emissions. The Trust is currently preparing an application under Title V for the Olinda Project. The Title V requirements are not currently materially different from the Project's existing limitations but the process of preparing the application is time-consuming and extremely technical.

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

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by stormwater permits. The Olinda Project is currently revising its stormwater discharge permit application but does not anticipate material adverse action. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

     In 1998, the Trust's Projects will become subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have developed limited expertise and experience in obtaining necessary licenses, permits and approvals. The Trust will rely upon co-owners of the Stillwater Project and as to all Projects on qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

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

     On May 26, 1994, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On June 25, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The Board of the Trust is comprised of Ridgewood Power and two individuals, John C. Belknap and Dr. Richard D. Propper, who also serve as independent trustees of Ridgewood Electric Power Trust IV, a business development company sponsored by the Managing Shareholder, but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 -- Directors and Executive Officers of the Registrant below.

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

     The 1940 Act restricts the kind of investments a business development company may make. A business development company may not acquire any asset other than a "Qualifying Asset" unless, at the time the acquisition is made, Qualifying Assets comprise at least 70% of the company's total assets by value. The principal categories of Qualifying Assets that are relevant to the Trust's activities are:

     (A) Securities issued by "eligible portfolio companies" that are purchased by the Trust from the issuer in a transaction not involving any public offering (i.e., private placements of securities). An "eligible portfolio company" (1) must be organized under the laws of the United States or a state and have its principal place of business in the United States; (2) may not be an investment company other than a small business investment company licensed by the Small Business Administration and wholly-owned by the Trust and (3) may not have issued any class of securities that may be used to obtain margin credit from a broker or dealer in securities. The last requirement essentially excludes all issuers that have securities listed on an exchange or quoted on the National Association of Securities Dealers, Inc.'s national market system, along with other companies designated by the Federal Reserve Board. The Olinda and Stillwater Projects are Qualifying Assets under this provision.

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

     As required by the business development company election, the Trust's Shares are currently registered under the 1934 Act, which requires the Trust to make periodic reports to the Securities and Exchange Commission, to comply with proxy solicitation and insider trading restrictions and to take other actions required of most publicly traded companies. The Trust currently has 218 Investors of record, which is less than the minimum number (300) that would require the Trust to maintain registration if the Trust were not a business development company. Because the Trust is not currently withdrawing its business development company election, it will continue to be required to be registered and report under the 1934 Act.

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

(d)     Financial Information about Foreign and Domestic
Operations and Export Sales.

     The Trust has invested in Projects located in California, New York and Virginia and has no foreign operations.

(e)     Employees.

     The employees of the Olinda Project are employed by RPMC, the Trust is administered by the Managing Shareholder and accordingly the Trust has no employees. The persons described below at Item 10 -- Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

                                                  Approximate
                                                    Square
                  Ownership  Ground   Approximate  Footage of      Description
                  Interests  Lease      Acreage    Project (Actual    of
Project  Location  in Land  Expiration   of Land  or Projected)     Project


Olinda   Olinda,    Leased     2004          2        6,000          Landfill
        California                                                   gas-fired
                                                                     generating
                                                                     facility

Still- Stillwater,  Leased     2029          .75        N/A             Hydro-
water   New York    and                                               electric
                   Licensed                                             plant

Item 3.  Legal Proceedings.

     The litigation between the Trust's subsidiary and VEPCO with respect to the South Boston Project's long-term Power Contract, and the January 1997 settlement of that litigation, are described at Item 1(c)(2)(iii) -Business - Narrative Description of
Business - South Boston Project.

     In December 1993, a subsidiary of the Trust engaged Blackhawk Management Group, Incorporated, a North Carolina corporation ("Blackhawk") whose sole owner and employee was the original developer of the South Boston Project, to manage that Project under contract. On June 9, 1994, the subsidiary terminated the management contract for material breach and inequitable conduct by Blackhawk, which then sued in the Circuit Court of Halifax County, Virginia one year later on June 8, 1995. The action claimed breach of contract by the Trust's subsidiary and claimed compensatory damages of $3 million and punitive damages of $1 million. The subsidiary removed the action to the United States District Court for the Western District of Virginia, Danville Division. In July 1997, the court granted summary judgment to the Trust's subsidiary on all counts. The decision was not appealed and is final.

     From time to time, the Trust and its subsidiaries are engaged in ordinary legal proceedings incident to the normal course of their businesses which primarily involve claims for damages, or other immaterial actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1997.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

(a)  Market Information.

     The Trust has 105.5 Investor Shares of beneficial interest in the Trust resulting from the merger with the Partnership which was effective on June 15, 1994. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase or securities convertible into Investor Shares and the Trust has no intention to make any public offering of its Investor Shares.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and four subsequent investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts II through V) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders.

     As of the date of this Form 10-K, there are 218 record holders of Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years 1996 and 1997:
				              Year ended      Year ended
                                     December 31,     December 31,
                                          1997           1996
Total distributions to Investors       $919,012        $800,512
Distributions per Investor Share          8,711           7,588
Total distributions to
 Managing Shareholder                     9,283           8,086

     While the Trust expects to make monthly distributions, the Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

     Subject to the other factors described in this Annual Report on Form 10-K, the Trust's goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 15% of their Capital Contributions to the Trust. The Trust's cash flow comes primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects after June 1, 1997 are considered to be revenue to the Trust for accounting purposes. Distributions may also include cash released from operating or debt service reserves, or for periods before June 1, 1997 at the Olinda Project, amounts treated as a return of investment capital. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Selected                 As of and     As of and       As of and        As of and      As of and
Financial               for the year  for the year    for the year    for the year   for the year
Data                       ended        ended           ended            ended          ended
                       December 31,   December 31,    December 31,    December 31,   December 31,
                           1997          1996            1995             1994           1993
Total Fund Information:
Net operating revenues  $ 1,851,763    $609,537        $552,769       $1,014,963       $100,227
Net income (loss)         1,316,797     496,802       $ 418,417         ($46,821)     ($367,179)
Net assets (share-
 holders' equity)         6,993,143   6,604,641      $6,916,437       $7,352,807     $8,143,360
Investments in power
 generation limited
 partnerships             6,730,334   7,177,875      $7,207,846       $7,159,755     $4,643,752
Total assets             $7,882,834  $7,505,197      $7,531,306       $7,469,945     $8,184,663
Per Investor Share
  Revenues                  $18,398      $5,778          $5,240           $9,621           $941
  Expenses                    5,917       1,069          $1,273         $(10,064)       $(4,386)
  Net income (loss)          12,481       4,709          $3,966            $(443)       $(3,446)
  Net asset value            66,286     $62,832         $65,559          $69,695        $77,188


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Introduction
     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein. The Trust's financial statements are prepared under generally accepted accounting principles applicable to business development companies. Accordingly, the Trust carries its investment in the Projects it owns at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook
     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The States that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Olinda and Stillwater Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts expiring in 2004 and 2029, respectively. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Trust's Projects to operate profitably.

     It is difficult to predict future revenues from the Stillwater Project; however, it is unlikely that distributions to the Trust will resume from the Project in 1998.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations
Year ended December 31, 1997 compared to year ended December
31, 1996

     The 1997 investment activity of the Trust resulted from RW Power Partners, L.P.'s ("RWPP") receipt of $3,750,000 in cash for the settlement of the litigation with Virginia Electric Power Company ("VEPCO") involving the South Boston Project (described at Part I - Item 3 - Legal Proceedings), the related shutdown of the Project at the beginning of 1997 and the sale of the Project at the end of 1997. The VEPCO settlement proceeds were used to repay $391,000 of RWPP's intercompany payables and $3,237,000 was distributed to the Trust. An additional $154,000 was distributed to the Trust upon the return to RWPP of a deposit securing a letter of credit and other revenues of RWPP. The Trust used a substantial portion of the RWPP distribution to acquire additional partnership interests in Brea Power Partners, L.P. ("Brea"), which owns the Olinda Project, a landfill gas-fueled electric generating station, located in Orange County, California. As a result of the acquisition, the Trust owns 100% of Brea and is the operator of the Olinda Project.
     Total revenue increased 218.2% to $1,941,000 in 1997 from $610,000 in 1996, primarily due to a 331.1% increase in income from the Olinda Project of $1,720,000 in 1997 from $399,000 in 1996. On June 1, 1997, the Trust increased its investment in the Olinda Project from a 15% cumulative priority return on its original investment of $3,103,000 to 100% ownership. The investment was increased prior to the peak earnings period of June through September when the Project generates approximately 45% of its annual cash flow from operations. The increase in revenue from the Olinda Project was partially offset by a decrease in revenue from the South Boston Project to $132,000 in 1997 as compared to $208,000 in 1996. Although the Trust received distributions of $3,391,000 in 1997, primarily as a result of the VEPCO settlement, $3,237,000 was recorded as a reduction in the Trust's investment in South Boston.

     The South Boston Project assets were sold in December 1997 for $782,000, which was received in the form of an 8%, seven year promissory note, secured by the Project's assets. The sales price was $491,000 in excess of the South Boston net book value of $291,000. Due to uncertainty surrounding the collectability of the note, no income will be recorded by the Trust until the promissory note payments are collected and distributed to the Trust. Interest and dividend income increased to $89,000 in 1997 as compared to $3,000 in 1996. The increase resulted from investment interest on higher balances of cash and cash equivalents in 1997 as compared to 1996.

     Total expenses increased by $511,000 (452.2%) to $624,000 in 1997 from $113,000 in 1996. In the fourth quarter of 1997, the Trust wrote down its $1,000,000 investment in the Stillwater Project by $400,000 to its net realizable value of $600,000. Project cash flows from operating activities at Stillwater have been applied to service project debt which is senior to the amount due to the Trust. Accounting and legal fees increased $88,000 (183.3%) to $136,000 in 1997 from $48,000 in 1996 due to legal fees relating to the VEPCO settlement. Management fee expense increased $18,000 (36.7%) to $67,000 in 1997 from $49,000 in 1996 due to the Managing Shareholder's decision not to waive any management fees in 1997. All other 1997 Trust expenses were comparable to those of 1996.

Year ended December 31, 1996 compared to year ended December
31, 1995

Net income for 1996 was $497,000, a $78,000 (18.9%) increase from the 1995 level. The improvement was caused primarily by a $45,000 increase in distributions from the South Boston Project and the waiver by the Managing Shareholder of a portion of its management fees in 1996.

Total revenue for 1996 increased by $57,000 (10.3%), reflecting increased distributions from the South Boston Project as demands on cash flow for the construction and start-up of the waste oil plant ended. Revenue from the Olinda Project decreased by $20,000, reflecting the decline in the investment base used to calculate the Trust's 15% preferred return from the Olinda Project.

Expenses for 1996 were $21,000 (16.1%) less than in 1995 ($113,000 vs. $134,000), primarily as the result of a decision by the Managing Shareholder in April 1996 to waive a portion of its annual management fee of 1% of net assets, which reduced that fee by $38,000 from 1995 to 1996. During 1996, the Managing Shareholder funded the legal costs of the VEPCO litigation involving the South Boston Project, which are not included in the Trust's expenses for 1996.

Liquidity and Capital Resources

In 1997, the average balance of cash and cash equivalents significantly increased. Two transactions significantly affected the Trust's cash position. In the first quarter of 1997, the South Boston Project received $3,750,000 in the VEPCO litigation settlement. The Trust received a cash distribution totalling $3,391,000 from the South Boston Project and received repayment of a $391,000 advance to the South Boston Project. The Trust used $752,000 of the cash to repay amounts previously borrowed from the Managing Shareholder and other affiliates. In the second quarter of 1997, the Trust purchased additional partnership interests in Brea. The purchase price was $2,814,000 and the Trust now owns 100% of the Olinda Project. In the second half of 1997, the Trust invested an additional $662,000 in Brea for working capital.
On June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At December 31, 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility. Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.
Financial instruments

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. The Trust's short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Currently the Trust invests only in bank obligations of Fleet Bank, N.A. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low.

Year 2000 Remediation.

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in mid 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan on schedule.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of 1998 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs.

     The marketing and investor relations functions rely on custom-written software and the Managing Shareholder has hired a specialist to remedy that software. The year 2000 changes in the distribution system, which is used to send checks to Investors, have been completed and are being tested. The effort is on schedule to complete remediation and testing by December 31, 1998 and the Managing Shareholder believes that all material systems will be year 2000 compliant by early 1999. Some systems are being remediated using the "sliding window" technique. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers are not cost-effective.

     Although the total cost associated with year 2000 compliance is not yet determined, the Trust does not believe that the costs will be material to its financial position or results of operation.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                      F-2
Balance Sheet at December 31, 1997 and 1996            F-3
Statement of Operations for the three years ended
  December 31, 1997                                    F-4
Statement of Changes in Shareholders' Equity
  for the three years ended December 31, 1997          F-5
Statement of Cash Flows for the three years
  ended December 31, 1997                              F-6
Notes to Financial Statements                   F-7 to F-14

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

     The Managing Shareholder has also organized Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry The business objectives of the five other trusts (the "Prior Programs") are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy") which has organized and operated 46 limited partnership funds and one business trust over the last 16 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Power Capital Corporation ("Ridgewood Capital"), organized in 1998, which assists in offerings made by the Managing Shareholder; and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund and RPMC. Each of these corporations is wholly owned by Robert E. Swanson, who is their sole director.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning Mr. Swanson and the other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 51, has also served as President of the Trust since its inception in June 1992 and as President of RPMC, and the Prior Programs since their inceptions. Mr. Swanson has been President, registered principal, sole director and sole stockholder of Ridgewood Securities Corporation, the Placement Agent for the private placement offerings of the Trust and the Prior Programs, since its inception in September 1983. In addition, he has been President, sole director and sole stockholder of Ridgewood Energy since its inception in October 1982. He is also chief executive officer of several affiliates of the Managing Shareholder. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 39, has also served as Executive Vice President of the Managing Shareholder, the Trust, RPMC, and the Prior Programs since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Power Capital Corporation since its organization in February 1998. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 43, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with RPMC, the Trust and the Prior Programs. He became Chief Operating Officer of the Trust, the Managing Shareholder, RPMC and the Prior Programs in October 1996. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining Ridgewood Power he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 50, is the Senior Vice President and Chief Financial Officer of the Managing Shareholder and the Trust. He assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the Prior Programs and RPMC in November 1996. Under a consulting arrangement which concluded on March 31, 1997, Mr. Quinn devoted a majority of his time to the business of the Managing Shareholder and RPMC while continuing his other activities. On April 1, 1997 he became a full-time officer of the Managing Shareholder and RPMC.

     Mr. Quinn has 29 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President-Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 45, has served as Vice President of the Managing Shareholder, RPMC, the Trust, and the Prior Programs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at
Item 13 - Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1999 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other principal officers of the Trust are identical to those of the Managing Shareholder, with the addition of Joseph A. Heyison, Senior Vice President and General Counsel of the Trust. Mr. Heyison, age 43, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from Princeton University in 1976 and from the University of Pennsylvania Law School in 1979.

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

     The Independent Trustees of the Trust are John C. Belknap and Dr. Richard D. Propper. Mr. Belknap and Dr. Propper also serve as independent trustees for Ridgewood Power IV and the Growth Fund. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 51, has been chief financial officer of three national retail chains and their parent companies. Since July 1997, he has been Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retain chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

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

     Dr. Richard D. Propper, age 49, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1997.

(g)  RPMC.

     As discussed above at Item 1 - Business, RPMC assumed day-to-day management responsibility for the Olinda Project, effective June 1, 1997. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project, effective June 1, 1997, under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for
the Olinda Project.   RPMC will charge the Trust at its cost for
these services and for the Trust's allocable amount of certain overhead items. RPMC shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

     The executive officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President) and Mr. Heyison, (Senior Vice President and General Counsel). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at cost for services provided by RPMC's employees; no such reimbursement per employee exceeded $60,000 in 1996 and 1997. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

     In 1997, 1996 and 1995, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Fee                     Paid to               1997        1996         1995
Management fee          Managing           $67,483     $49,255      $86,510
                         Shareholder
Cost reimbursements*    RPMC             1,853,994   1,098,910            0

* Prior to 1996, these costs were either paid by the Trust or by the Project directly. These include all payroll, fuel and other expenses of operating the South Boston and Olinda Projects and an allocable portion of RPMC overhead. These costs are almost exclusively paid by the Projects and do not appear in the Trust's financial statements.

     The management fee, payable monthly under the Management Agreement at the annual rate of 1% of the Trust's net asset value (until June 1994, of the Trust's total capital contributions), began on the closing of the offering and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Trust's Projects. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPMC.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the South Boston Project. In 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs, are described at Item 10(g)
- Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b)  Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1997.




     (c)  Exhibits.

     2A.  Acquisition Agreement, by and between GSF Energy,
L.L.C. and Olinda, L.L.C., dated as of May 31, 1997.
Incorporated by reference to Exhibit 2A in Registrant's Amendment
No. 1 to Current Report on Form 8-K dated June 1, 1997.

     2B.  Letter, dated as of May 31, 1997, supplementing
Acquisition Agreement. Incorporated by reference to Exhibit 2B in Registrant's Current Report on Form 8-K dated June 1, 1997.

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

     10C. Power Purchase Agreement dated as of September 19, 1989 between Stillwater Hydro Partners L.P. and Niagara Mohawk Power Corporation and amendment thereof dated as of August 28, 1990 is incorporated by reference to Exhibit 10C of Registrant's Registration Statement which was filed with the Commission on May 26, 1994..

     10D. RW Power Partners L.P. Agreement and Restated Agreement of Limited Partnership dated as of October 1, 1992 among Ridgewood Energy Electric Power, L.P., Ridgewood Power Corporation and WE GEN, Inc. is incorporated by reference to
Exhibit 10D of Registrant's Registration Statement which was filed with the Commission on May 26, 1994.

     10E. [The Registrant has terminated the agreement designated 10E in its prior Annual Reports on Form 10-K.]

     10F. [The Registrant has terminated the agreement designated 10F in its prior Annual Reports on Form 10-K.]

     10G. Agreement of Limited Partnership of Brea Power Partners, L.P. dated as of October 12, 1994 by and between Brea Power (I), Inc., GSF Energy Inc. and Ridgewood Electric Power Trust I is incorporated by reference to Registrant's Form 8-K filed with the Commission on October 27, 1994.

     10H. Agreement, dated as of January 16, 1997, by and between RW Power Partners, L.P. and Virginia Electric Power
Company. Incorporated by reference to Exhibit 10H in the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1997.

     10I. Amendment to Transaction Documents, dated as of May 31, 1997, by and among GSF Energy, L.L.C., Brea Power Partners, L.P. and Ridgewood Electric Power Trust I. Incorporated by reference to Exhibit 10I in Registrant's Amendment No. 1 to Current Report on Form 8-K dated June 1, 1997.

     10J.  Parallel Generation Agreement, by and between Southern
California Edison Company and GSF Energy, Inc. (Brea Power
Partners, L.P., assignee), as amended. Incorporated by reference to Exhibit 10J in Registrant's Amendment No. 1 to Current Report on Form 8-K dated June 1, 1997.

     10K. Partial Assignment and Assumption Agreement, dated as of November 29, 1994, by and between GSF Energy, Inc. and Brea Power Partners, L.P. Incorporated by reference to Exhibit 10K in Registrant's Amendment No. 1 to Current Report on Form 8-K dated June 1, 1997.

     10L.  Amended and Restated Gas Lease Agreement, dated as of
December 14, 1993, by and between the County of Orange, California and GSF Energy, Inc., as modified. Incorporated by reference to Exhibit 10L in Registrant's Amendment No. 1 to
Current Report on Form 8-K dated June 1, 1997.

     10M. Gas Sale and Purchase Agreement, dated November 29, 1994 by and between GSF Energy, Inc. and Brea Power Partners, L.P. Incorporated by reference to Exhibit 10M in Registrant's Amendment No. 1 to Current Report on Form 8-K dated June 1, 1997.

     10N. Support Agreement, dated as of November 29, 1994, by and among Brea Power Partners, L.P., the Trust and GSF Energy, Inc. Incorporated by reference to Exhibit 10N in Registrant's Amendment No. 1 to Current Report on Form 8-K dated June 1, 1997.

Exhibits and schedules to these exhibits are omitted, and lists of the omitted documents are found in their tables of contents. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to these exhibits to the Commission upon request.

     21.   Subsidiaries of the Registrant.              Page 63

     24.   Powers of Attorney                           Page 64

     27.   Financial Data Schedule                      Page 65

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                  Title                       Date

RIDGEWOOD ELECTRIC POWER TRUST I (Registrant)

By: /s/Robert E. Swanson        President and Chief          April 15, 1998
     Robert E. Swanson          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/Robert E. Swanson      President and Chief      April 15, 1998
     Robert E. Swanson         Executive Officer

By: /s/Martin V. Quinn         Senior Vice President and
     Martin V. Quinn           Chief Financial Officer  April 15, 1998

By: /s/Kathleen P. McSherry    Controller               April 15, 1998
      Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION           Managing Shareholder

By: /s/Robert E. Swanson         President               April 15, 1998
     Robert E. Swanson

  /s/Robert E. Swanson *         Independent Trustee     April 15, 1998
     John C. Belknap

  /s/Richard D. Propper, M.D.    Independent Trustee     April 15, 1998
     Dr. Richard D. Propper

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

April 2, 1998

To the Shareholders and Trustees of
Ridgewood Electric Power Trust I (formerly
Ridgewood Energy Electric Power, L.P.)

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholders' equity (and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I (formerly Ridgewood Energy Electric Power, L.P.) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $6,730,334 and $6,810,208 (96% and 103% of shareholders' equity, respectively) as of December 31, 1997 and 1996, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  Price Waterhouse LLP


                           -F2-

Ridgewood Electric Power Trust I
Balance Sheet

                                                      Year Ended December 31,

                                                     1997                 1996

Assets:

Investments in power
 generation projects                       $    6,730,334         $  6,810,208
Cash and cash equivalents                       1,042,568              327,322
Advances to RW Power Partners, L.P.                   ---              367,667
Other assets                                      109,932                  ---

   Total assets                            $    7,882,834         $  7,505,197

Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $      675,128         $     71,149
  Due to affiliates                               214,563              829,407
   Total liabilities                              889,691              900,556

Commitments and contingencies:

Shareholders' equity:
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               7,013,370            6,628,753
Managing shareholder's
 accumulated deficit                              (20,227)
(24,112)

   Total shareholders' equity                   6,993,143            6,604,641

   Total liabilities and
    shareholders' equity                   $    7,882,834         $  7,505,197


See accompanying notes to financial statements.

                                    -F3-

Ridgewood Electric Power Trust I
Statement of Operations

                                               Year Ended December 31,
                                     1997               1996              1995

Revenue:

 Income from power
  generation projects       $   1,851,763     $      606,863     $     552,769
 Interest income                   89,312              2,674               ---
   Total revenue                1,941,075            609,537           552,769



Expenses:
 Accounting and legal
  fees                            136,347             47,500            34,092
 Management fee                    67,483             49,255            86,510
 Writedown of power
  generation limited
  partnership investments         400,000                ---               ---
 Miscellaneous                     20,448             15,980            13,750
  Total expenses                  624,278            112,735           134,352


Net income                  $   1,316,797    $       496,802    $      418,417

See accompanying notes to financial statements.

                                   -F4-

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity


                                                    Managing
                             Shareholders        Shareholder             Total

Shareholders' equity,
 January 1, 1995             $  7,369,834     $      (17,027)   $    7,352,807

Cash distributions               (846,636)            (8,151)
(854,787)

Net income for the year           414,233              4,184           418,417

Shareholders' equity,
 December 31, 1995              6,937,431            (20,994)        6,916,437

Cash distributions               (800,512)            (8,086)
(808,598)

Net income for the year           491,834              4,968           496,802

Shareholders' equity,
 December 31, 1996              6,628,753            (24,112)        6,604,641

Cash distributions               (919,012)            (9,283)
(928,295)

Net income for the year         1,303,629             13,168         1,316,797

Shareholders' equity,
 December 31, 1997           $  7,013,370     $      (20,227)   $    6,993,143

See accompanying notes to financial statements.

                                   -F5-

Ridgewood Electric Power Trust I
Statement of Cash Flows
                                               Year Ended December 31,
                                     1997               1996              1995

Cash flows from
 operating activities:
 Net income                   $  1,316,797        $    496,802       $
418,417

Adjustments to reconcile net
 income to net cash
 provided by operating
 activities:
  Writedown of power
   generation project
   investments                     400,000                 ---               -
--
  Purchase of investments in
   power generation projects    (3,475,000)                ---
(489,007)
Return of investment in
 power generation projects       3,236,940             397,638
440,916
Changes in assets and
 liabilities:
  Decrease (increase) in
   advances and due
   from affiliates                 367,667             (49,850)
(317,817)
  Increase in notes receivable     (82,066)                ---               -
--
  Decrease (increase)
   in other assets                (109,932)                ---
70,000
  (Increase) decrease
   in accounts payable and
   accrued expenses                603,979              26,337
(72,326)
  (Decrease) increase in due to
   affiliates                     (614,844)            259,350
570,057

Total adjustments                  326,744             633,475
201,823

Net cash provided by
 operating activities            1,643,541           1,130,277
620,240

Cash flows from financing
 activities:
  Cash distributions to
   shareholders                   (928,295)           (808,598)
(854,787)
  Net cash used in
   financing activities           (928,295)           (808,598)
(854,787)
  Net increase (decrease)
   in cash and cash
   equivalents                     715,246             321,679
(234,547)

Cash and cash equivalents,
 beginning of year                 327,322               5,643
240,190
Cash and cash equivalents,
 end of year                  $ 1,042,568         $    327,322        $
5,643

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

Investments in power generation projects

     The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquid nature of the investments, the fair values of the investments are assumed to equal cost, unless currently available information provides a basis for adjusting the carrying value of the investments.

Revenue recognition

     Income from investments is recorded when distributions are declared. Interest income is recorded as earned.

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

Due diligence costs relating to potential power project investments

     Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

Income Taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.

3.  Investments in Project Development and Power Generation Limited
Partnerships

     The Trust had the following investments in power generation projects:

                                                  Fair values as of December
31,

                                                     1997                 1996
Brea Power Partners, L.P.                       5,757,285            2,282,285
RW Power Partners, L.P.                           373,049            3,527,923
Stillwater Hydro Partners, L.P.                   600,000            1,000,000
                                            $   6,730,334        $   6,810,208


Brea Power Partners, L.P. (known as the Olinda project)

     In October 1994, the Trust made a $3,103,479 limited partner investment in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. The facility has been in continuous operation for 10 years and is located in Olinda, California.

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

     The Trust received distributions from Brea Partnership of $162,938, $796,501, and $813,137 for the five months ended
May 31, 1997 and for the years ended December 31, 1996 and, 1995, respectively. Of the cash distributions, $397,638 and $423,556 has been treated as a return of investment capital during the years ended December 31, 1996 and 1995, respectively.
The Trust's investment balance for Olinda at December 31, 1996 amounted to $2,282,285.

     On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea and now owns 100% of the Olinda Project. The purchase price of $2,813,400, included a cash payment to the sellers of $2,256,500, the assumption of liabilities of $441,100 and acquisition costs of $115,800. In the second half of 1997, the Trust invested an additional $661,600 in Brea for working capital. At December 31, 1997, the Trust's total investment in Brea was $5,757,285. The Trust received distributions from Brea of $1,557,314 during the seven months ended December 31, 1997 which have been recorded as income

RW Power Partners, L.P. (known as the Lynchburg project)

     In October 1992, the Trust acquired a limited partnership interest in RW Power Partners, L.P. ("RWPP") which was to provide construction funding of a 3 megawatt project using waste oil its primary fuel source. Commercial operations began in June 1993. Construction of a waste oil processing facility began in 1994, and was completed in 1996. As of December 31, 1996, the Trust funded $3,527,923 of the total cost of the original project and the waste oil facility, a portion of which was funded by the managing shareholder. The Trust received distributions of $208,000 and $163,188 from the limited partnership for the years ended December 31, 1996 and 1995, respectively. The Trust's investment in and advances to the limited partnership amounted to $3,895,590 at December 31, 1996.

     In exchange for its investment, the Trust has the right to receive annually the greater of either 70% of net profits, as defined, from the limited partnership or a preferred minimum return of 22.5% on its total investment. In the event that in any given year all net profits from the limited partnership do not equal the amount of the preferred minimum return, the amount of such shortfall would be payable on a priority basis out of any net profits in subsequent years.

     On January 17, 1997, the Trust settled a pending lawsuit between RWPP, and Virginia Electric Power Company ("VEPCO"). RWPP had sued VEPCO when VEPCO attempted to cancel the power purchase contract under which VEPCO was required to purchase electricty generated by RWPP at the Lynchburg project. Under the settlement, VEPCO paid RWPP $3,750,000 in cash and waived a claim of $1,800,000 for prepaid capacity payments.

     After repayment of $390,836 of intercompany payables, the Trust received total distributions of $3,390,664 from the Lynchburg Project during the first quarter of 1997, of which $3,236,940 was recorded as a return of its investment and $153,724 was recorded as income. RWPP surrendered the power purchase contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to VEPCO, except at VEPCO's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside VEPCO's service area.

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

     As a result of the operating restrictins and cancellation of the power purchase contract included VEPCO settlement, the operation of the Lynchburg Project facilities was suspended in January, 1997.

    During the fourth quarter of 1997, the Trust sold the Lynchburg Project to a privately-held, unaffiliated processor of waste oil for $700,000 in the form of an 8%, seven-year, promissory note, secured by a mortgage on the Project, and the right of the Trust to receive 2% of the Project's gross revenues for an indefinite period. Due to the uncertainty surrounding the collectability of the note receivable, the fair value of the Trust's investment was not adjusted from the $290,983 determined during the first quarter of 1997.

     The Trust also agreed to provide 8%, seven-year debt financing of up to $125,000 to finance additional capital improvements at the Project, secured by the mortgage. In 1997, $82,066 of financing was provided to the Project under this arrangement.

Stillwater Hydro Partners, L.P.

     On October 31, 1991, the Trust acquired a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York (the "Stillwater Project"). At the time of the investment, the project was under construction and commenced operations in May 1993.

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

     As a result, all available cash flow from the Stillwater
Project is being applied to meet debt service requirements. Until water flows return to expected levels, repairs are completed and the current arrears in debt servicing are paid, it appears likely that most, if not all, of the payments due to the Trust will be carried forward, with interest, into subsequent years.

     Due to uncertainty surrounding the timing of payments to the Trust, in 1997 the Trust wrote down its investment in the Stillwater Project to the ned present value of anticipated payments and recorded a loss of $400,000.

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

4.  Transactions With Managing Shareholder and Affiliates

     Prior to the BDC election, the Partnership also paid to the general partners a distribution and offering fee in an amount up to 2.5% of each capital contribution made to the Partnership. This fee was intended for legal, accounting, consulting, filing, printing, distribution, selling, and closing costs for the offering of the Partnership. These fees were recorded as a reduction in the partners' capital contributions.

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

     On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1.0% of the net assets of the Trust payable monthly. In 1996, management fees of $43,255 were waived by the managing shareholder. During 1997, 1996, and 1995, the Trust paid management fees to the managing shareholder of $67,483, $49,255 and $86,510, respectively.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed in that year an amount equal to 15% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     The managing shareholder and affiliates own, in the aggregate, 3.0 shares of the Trust with a cost of $273,000.

     In connection with the construction of the waste oil facility at the Lynchburg Project, the managing shareholder advanced $570,057 in 1995 and $259,350 in 1996 to the Trust to fund a portion of the Trust's investment in the waste oil facility. No interest was charged on the advances. When the Trust received the settlement proceeds described in Note 3- Investments in Power Generation Limited Partnerships in January 1997, all of the outstanding advances were repaid to the managing shareholder without interest.

     In 1996, under an Operating Agreement with the Trust, Ridgewood
Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Lynchburg Project. Ridgewood
Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1997 and 1996, Ridgewood
Management charged the Lynchburg Project $78,275 and $33,948 for overhead items allocated in proportion to the amount invested in projects managed, and charged the Lynchburg Project for all of the remaining direct operating and non-operating expenses incurred during the period. During the seven month period ended December 31, 1997, Ridgewood Management charged the Olinda Project $30,382 for overhead itmes allocated in proportion of the amount invested in projects managed, and charged the Olinda Project for all of the remaining direct operating and non-operating expenses incurred during the period.

5.  Revolving Line of Credit Facility

     On June 6, 1997, the Brea Partnership entered into a revolving credit agreement with its principal bank whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. The Trust guaranteed the obligations of the Brea Partnership under the credit facility. Outstanding borrowings bear interest at the Bank's prime rate or, at the Brea Partnership's choice, at LIBOR plus 2.5%. At December 31, 1997, there were no borrowings outstanding under the credit facility.

6.  Contingencies

     In December 1993, a subsidiary of the Trust engaged Blackhawk Management Group, Incorporated ("Blackhawk"),a North Carolina corporation whose sole owner and employee was the original developer of the Lynchburg Project, to manage that Project under contract. On
June 9, 1994, the subsidiary terminated the management contract for material breach and inequitable conduct by Blackhawk, which then sued in the Circuit Court of Halifax County, Virginia on June 8,
1995. The action claimed breach of contract by the Trust's subsidiary and claimed compensatory damages of $3 million and punitive damages of $1 million. The subsidiary removed the action to the United States District Court for the Western District of Virginia, Danville Division. In July 1997, the court granted summary judgment to the Trust's subsidiary on all counts. The decision was not appealed and is final.