Form 10-Q
period 1998-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1998-05-15
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST I
BALANCE SHEET

                                                March 31,       December 31,
                                                  1998               1997
                                               (unaudited)
Assets:

Investments power generation projects      $    6,123,874        $  6,102,658
Cash and cash equivalents                         905,812           1,042,568
Other assets                                      121,123             109,932
   Total assets                            $    7,150,809        $  7,255,158




Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses      $       44,009        $     47,452
Due to affiliates                                  99,421             214,563
   Total liabilities                              143,430             262,015


Shareholders' equity:
Shareholders' equity (105.5 shares issued
 and outstanding)                               7,027,464           7,013,370
Managing shareholder's accumulated deficit        (20,085)            (20,227)

   Total shareholders' equity                   7,007,379           6,993,143

   Total liabilities and
    shareholders' equity                   $    7,150,809        $  7,255,158



See accompanying note to financial statements.



RIDGEWOOD ELECTRIC POWER TRUST I
STATEMENTS OF OPERATIONS (Unaudited)


                                             Three months ended
                                             March 31,     March 31,
                                               1998          1997



Revenue:
Income from power generation projects          $347,819   $ 147,449
Interest income                                  20,902      31,078
   Total revenue                                368,721     178,527

Expenses:
Accounting and legal fees                         9,682       9,097
Management fee                                   18,624      24,584
Trustee fees                                      2,500       2,500
Miscellaneous                                     3,980       3,609
   Total expenses                                34,786      39,790

Net income                                     $333,935    $138,737


See accompanying note to financial statements


RIDGEWOOD ELECTRIC POWER TRUST I
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

                                               Managing
                             Shareholders     Shareholder      Total



Shareholders' equity,
  December 31, 1997             $7,013,370     $(20,227)     $6,993,143

Cash distributions                (316,502)      (3,197)       (319,699)

Net income for the period          330,596        3,339         333,935

Shareholders' equity,
  March 31, 1998                $7,027,464     $(20,085)      $7,007,379

See accompanying note to financial statements



RIDGEWOOD ELECTRIC POWER TRUST I
STATEMENTS OF CASH FLOWS (Unaudited)


                                      Three months ended
                                     March 31,        March 31,
                                       1998             1997


Cash flows from operating
  activities:
Net income                          $333,935           $138,737

Adjustments to reconcile net
  income to cash provided by
  operating activities:

Additional investment in power
  generation project                 (21,216)              ---
Return of investment in power
  generation project                    ---           3,259,152

Changes in assets and liabilities:
  Decrease in due from affiliates        ---            367,667
  Increase in other assets           (11,191)           (15,007)
  Decrease in accounts payable
    and accrued expenses              (3,443)           (15,248)
  Decrease in due to affiliates     (115,142)          (752,449)

Total adjustments                   (150,992)         2,844,115

Net cash provided by operating
  activities                         182,943          2,982,852

Cash flows used in financing
  activities:
Cash distributions to
  shareholders                       (319,699)        (181,918)
Net cash used in
  financing activities               (319,699)        (181,918)

Net (decrease) increase in
 cash and cash equivalents           (136,756)       2,800,934
Cash and cash equivalents
  beginning of year                 1,042,568          327,322
Cash and cash equivalents
  end of period                     $ 905,812       $3,128,256

See accompanying note to financial statements


Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

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

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

Introduction

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

Results of Operations

Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

As summarized below, total revenue increased 106.1% to $369,000 in the first quarter of 1998 from $179,000 in the first quarter of 1997, primarily due to a $332,000 increase in income from the Olinda Project that was partially offset by a decrease of $132,000 from the South Boston Project:

Project                	    1998               1997

Olinda              	  $ 348,000      $    16,000
South Boston                    ---          132,000
Interest income		     21,000           31,000
Total			          $ 369,000      $ 179,000


The increased revenue from the Olinda Project in the first quarter of 1998 reflects the Trust's increased investment in the Olinda Project which occurred in July 1997 as well as increased operating efficiencies from the plant. The Trust now owns 100% of the Project rather than only a 15% cumulative priority return on its original investment. The decline in revenues from the South Boston project is a result of the Trust's 1997 settlement of its dispute with Virginia Electric Power Company and the sale of its interest in the South Boston project.

Total expenses of $35,000 in the first quarter of 1998 were comparable to the $40,000 incurred in the same period in 1997.

Liquidity and Capital Resources

In 1997, the Olinda Project entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at the Olinda Projects's choice, at LIBOR plus 2.5%. The credit agreement requires the Olinda Projects to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of the Olinda Project under the credit facility. There have been no borrowings under this line of credit facility in 1998.

Obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent. Accordingly, the Trust has not found it necessary to retain a significant amount of working capital.

The Trust anticipates that its cash flow during 1998 will be adequate to fund its obligations.

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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


May 14, 1998                      By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)