Form 10-Q
period 1998-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1998-08-17
CIK 924386

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

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


                         YES [X]        NO [ ]

                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                                                June 30,         December 31,
                                                  1998               1997
Assets:

Investments in power generation projects   $    6,397,522        $  6,102,658
Cash and cash equivalents                         759,002           1,042,568
Due from affiliates					    7,599		        ---
Other assets                                       30,777             109,932
   Total assets                            $    7,194,900        $  7,255,158




Liabilities and Shareholders' Equity:

  Accounts payable and accrued expenses    $       56,577        $     47,452
  Due to affiliates                               100,853             214,563
  Total liabilities                               157,430             262,015


Shareholders' equity
Shareholders' equity
 (105.5 shares issued
 and outstanding)                               7,057,254           7,013,370
Managing shareholder's
 accumulated deficit                              (19,784)		    (20,227)

   Total shareholders' equity                   7,037,470           6,993,143

   Total liabilities and
    shareholders' equity                   $    7,194,900	     $  7,255,158



See accompanying notes to financial statements.


                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1997
                       AND JUNE 30, 1996
                           (Unaudited)





                            	Six Months Ended     	    Quarter Ended
			    	June 30,1998 June 30, 1997  June 30,1998 June 30,1997


Revenue:

Income from power
  generating projects   $  744,209   $ 294,450		$ 396,390     $  147,001
Interest income     	    30,607      60,342		    9,165		29,264
Total revenue              774,276	   354,792		  405,555	     176,265

Expenses:

Accounting and legal
   fees                     25,203	    15,848		   15,621	       6,751
Management fee		    37,248	    31,793		   18,624	       7,209
Trustee fees		     5,000	     5,000		    2,500	       2,500
Miscellaneous		    16,606	     9,228		   12,626	       5,619
   Total expenses		    84,157	    61,869		   49,371	      22,079

Net income			$  690,119	 $ 292,923		$ 356,184	  $  154,186
      See accompanying Notes to Financial Statements.

      RIDGEWOOD ELECTRIC POWER TRUST I
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD ENDED JUNE 30, 1998
(unaudited)
							 	  Managing
					Shareholders	Shareholders	    Total

Shareholders' equity,
December 31, 1997			$7,013,370		$   (20,227)	$  6,993,143

Cash distributions		  (639,334)		     (6,458)	    (645,792)

Net income
for the period			   683,218		      6,901		     690,119

Shareholders' equity
June 30, 1998			$7,057,254		$   (19,784)	$  7,037,470

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1998
                       AND JUNE 30, 1997
                           (Unaudited)


                                       		 Six Months Ended
                              		 June 30, 1998    June 30, 1997


Cash flows from operating
  activities:
Net income                	   		$  690,119      	$   292,923

Adjustments to
  reconcile net income
  to net cash flows from
  operating activities:

  Additional investment in
    power generation projects	     	  		 ---		 (3,000,000)
  Return of investment in
    power generation project	      		 ---		  3,259,152
  Changes in assets and liabilities:
     (Increase) decrease in
       advances and due from
       affiliates			   		  (302,463)	     	    320,648
     Decrease (increase) in
       other assets		     		    79,155		     (4,940)
     Increase (decrease) in
	 accounts payable and
	 accrued expenses		      	     9,125		    (28,245)
     Decrease due to
	 Affiliates			  		  (113,710)	    	   (186,719)

     Total adjustments		   		  (327,893)	     	    359,896

     Net cash provided by
	 operating facilities	    		   326,226		    652,819

Cash flows from financing activities:
   Cash distributions to shareholders	  (645,792)		   (320,869)

	Net Cash used
	  in financing activities		  (645,792)		   (320,869)

  Net (decrease) increase in
   cash and cash equivalents			  (238,566)		    331,950


Cash and cash equivalents
  beginning of period			      $1,042,568		    327,322
Cash and cash equivalents
  end of period                  	      $  759,002		$   659,272

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST I
Note to Financial Statements

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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


Results of Operations

Revenues             Six Months Ended June 30,         Quarter Ended June 30,
                     1998               1997            1998            1997

Olinda              $ 744,000        $   163,000       $397,000        $147,000
South Boston             ---             132,000          ---             ---
Interest income        30,000             60,000          9,000          29,000

Total               $ 774,000        $   355,000       $406,000        $176,000


Total revenue increased 118% to $774,000 in the first six months of 1998 from $355,000 in the first six months of 1997, primarily due to a $581,000 increase in income from the Olinda Project, partially offset by a decrease of $132,000 from the South Boston Project (which was closed in January 1997 and sold in late 1997). In the second quarter of 1998, total revenue increased 131% to $406,000 from $176,000 in the second quarter of 1997 due to a $250,000 increase in income from the Olinda project. The increase in revenue from the first six months of 1997 to the comparable 1998 period was primarily the result of the Trust's purchase on July 1, 1997 of the subordinated equity interest in the Project owned by the Project's former operator and the termination of the management agreement with that operator.

Expenses

Total expenses of $84,000 in the first six months of 1998 increased by $22,000 from the $62,000 incurred in the same period in 1997. The increase reflected timing differences in recording of fees and expenses and minor changes in accounting estimates. The $27,000 increase in Trust expenses from the second quarter of 1997 to the second quarter of 1998 was caused by the same factors.

Liquidity and Capital Resources

During the first six months of 1998, the Trust's net income rose to $690,000 as compared to $293,000 for the same period in 1997. The Trust had accumulated a significant amount of cash ($1,043,000) at December 31, 1997 and decided to apply approximately $300,000 of that cash for working capital uses at the Olinda Project. As a result cash flow from operating activities for the first six months of 1998 was $362,000 as compared to $653,000 during the same period in 1997. The Trust was nevertheless able to increase its cash distributions to shareholders to $646,000 in the first six months of 1998 from $321,000 in the same period in 1997 because of the favorable operating results from the Olinda Project and the accumulated cash.
The Trust anticipates that operating cash flow from the Olinda Project will be adequate to fund distributions at the current rate for at least the remainder of 1998.

In 1997, the subsidiary owning the Olinda Project entered into a revolving credit agreement with Fleet Bank, N.A.
(the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility.
Outstanding borrowings bear interest at the Bank's prime rate or, at the borrower's choice, at LIBOR plus 2.5%. The credit agreement requires the Olinda Project to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations under the credit facility. There were no borrowings outstanding under this line of credit facility in 1998.

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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


August 14, 1998            by /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)