Form 10-Q
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1998-11-19
CIK 924386

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998

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


                         YES [X]        NO [ ]

                PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST I
                          BALANCE SHEETS
                          (Unaudited)

                                                September 30,      December 31,
                                                    1998               1997

Investments in power generation projects       $  6,682,132       $  6,102,658
Cash and cash equivalents                           893,135          1,042,568
Other assets                                         46,525            109,932

     Total assets                              $  7,621,792       $  7,255,158


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses          $     81,193       $     47,452
Due to affiliates                                   380,851            214,563

     Total liabilities                              462,044            262,015


Shareholders' equity:

Shareholders' equity (105.5 shares
     issued and outstanding)                      7,178,309          7,013,370
Managing shareholder's accumulated deficit          (18,561)           (20,227)

     Total shareholders' equity                   7,159,748          6,993,143

     Total liabilities and
     shareholders' equity                      $  7,621,792       $  7,255,158






See accompanying notes to financial statements.


                 RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1998
                       AND SEPTEMBER 30, 1997
                           (Unaudited)




                          Nine Months Ended               Quarter Ended
Revenue:             September 30,  September 30   September 30,   September 30,
                         1998           1997           1998             1997
Income from power
generation projects  $  1,228,555   $   1,453,939  $    484,346    $  1,159,489
Interest income            42,659          75,945        12,592          15,602

   Total revenue        1,271,214       1,529,884       496,938       1,175,091


Expenses:

Accounting and
legal fees                 33,347          24,546        8,044            8,698
Management fee             55,872          49,010       18,624           17,217
Trustee fees                7,500           7,500        2,500            2,500
Miscellaneous              23,217           9,869        6,611              640
   Total expenses         119,936          90,925       35,779           29,055

Net income           $  1,151,278   $   1,438,959 $    461,159    $   1,146,036



      See accompanying Notes to Financial Statements.

               RIDGEWOOD ELECTRIC POWER TRUST I
       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                        (Unaudited)
                                                               Managing
                                          Shareholders        Shareholder     Total
Shareholders' equity, December 31, 1997   $ 7,013,370       $   (20,227)   $ 6,993,143

Cash distributions                           (974,826)           (9,847)      (984,673)

Net income for the period                   1,139,765            11,513      1,151,278

Shareholders' equity, September 30, 1998  $ 7,178,309           (18,561)   $ 7,159,748





See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST I
                    STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1998
                       AND SEPTEMBER 30, 1997
                           (Unaudited)


                                                   Nine Months Ended
                                            September 30,     September 30,
                                                1998              1997


Cash flows from operating activities:

Net income                                   $  1,151,278   $     1,438,959

Adjustments to reconcile net income to
net cash flows from operating activities:

Additional investment
in power generation projects                     (251,569)       (3,475,931)
Return of investment
in power generation project                         ---           3,259,152

Changes in assets and liabilities:

(Increase) decrease in advances
and due from affiliates                          (327,905)           31,528
Decrease (increase) in other assets                63,407            (3,092)
Increase (decrease) in
accounts payable and accrued expenses              33,741           (20,631)
Increase (decrease) in due to affiliates          162,288          (176,269)

   Total adjustments                             (316,038)         (385,243)

Net cash provided by operating activities         835,240         1,053,716

Cash flows from financing activities:

Cash distributions to shareholders               (984,673)         (608,596)

Net cash used in financing activities            (984,673)         (608,596)

Net (decrease) increase
in cash and cash equivalents                     (149,433)          445,120

Cash and cash equivalents,
beginning of period                             1,042,568           327,322

Cash and cash equivalents, end of period     $    893,135     $     772,442


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

Dollar amounts in this discussion are rounded to the nearest $1,000.

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


Results of Operations

Revenues
                    Nine Months Ended September 30,  Quarter Ended September 30,
                        1998             1997           1998          1997
Olinda              $ 1,228,000      $   1,291,000      $484,000      $1,159,000
South Boston                ---            132,000           ---             ---
Interest income          43,000             76,000        13,000          16,000

Total               $ 1,271,000      $   1,530,000      $497,000      $1,175,000


Total revenue decreased 17% to $1,271,000 in the first nine months of 1998 from $1,530,000 in the first nine months of 1997, primarily due to a $63,000 decrease in income from the Olinda Project and a $132,000 decrease from the South Boston Project (which was closed in January 1997 and sold in late
1997).  In the third quarter of 1998, total revenue decreased
58% to $497,000 from $1,175,000 in the third quarter of 1997 due to a $675,000 decrease in income from the Olinda project.
This decrease in third quarter revenue from the Olinda project is due to the failure of the project's gas supplier to provide gas during most of August 1998. The supplier's gas compressors, which are used to transport landfill gas to the Olinda Project, malfunctioned and installation by the supplier of replacements was delayed. The supplier has provided substitute compressors and the Trust is seeking reimbursement of substantially all of the lost revenues from the gas supplier in accordance with the contract terms. The decrease in revenue from the first nine months of 1997 to the comparable 1998 period was a result of this gas compressor malfunction, partially offset by increased revenues earlier in the year resulting from the Trust's purchase on June 1, 1997 of the subordinated equity interest in the Project owned by the Project's former operator and the elimination of the management agreement with that operator.

Expenses

Total expenses of $120,000 in the first nine months of 1998 increased by $29,000 from the $91,000 incurred in the same period in 1997. The increase reflects timing differences in recording of fees and expenses and minor changes in accounting estimates.
The $7,000 increase in Trust expenses from the third quarter of 1997 to the third quarter of 1998 was caused by the same factors.

Liquidity and Capital Resources

During the first nine months of 1998, the Trust's net income decreased to $1,151,000 as compared to $1,439,000 for the same period in 1997. The Trust had accumulated a significant amount of cash ($1,043,000) at December 31, 1997 and decided to apply approximately $252,000 of that cash for a complete overhaul of the engines at the Olinda Project. As a result, cash flow from operating activities for the first nine months of 1998 was $835,000 as compared to $1,054,000 during the same period in 1997. The Trust was nevertheless able to increase its cash distributions to shareholders to $985,000 in the first nine months of 1998 from $609,000 in the same period in 1997 because of the favorable operating results from the Olinda Project and the accumulated cash. The Trust anticipates that operating cash flow and remaining cash balances from the Olinda Project will be adequate to fund distributions at the current rate for at least the remainder of 1998.

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




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


November 18, 1998          By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)