Form 10-K
period 1998-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1999-04-16
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 9, 1999 was $10,550,000.

Exhibit index is at page ____.

PART I

Item 1.  Business.

Forward-looking statement advisory

     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(2)(iv), 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended ( the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On June 25, 1994 the election and registration became effective. The Trust currently has 240 holders of record of Investor Shares.


     The Trust is organized similarly to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. See Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

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

     As discussed below, the Trust is a "business development company" under the Investment Company Act of 1940. In accounting for its Projects, it treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only cash distributions are included, as revenue, when received. Accordingly, the recognition of revenue from Projects by the Trust is dependent upon the timing of distributions from Projects by the Managing Shareholder. As discussed below and at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

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

     The Trust's original limited partnership interest essentially was designed to allow it to recover its initial investment of $3.1 million and to provide an internal rate of return of approximately 15% per year, and to yield a small residual amount thereafter. The limited partnership interest was entitled to 98% of all profits and losses of the Partnership and of all distributions of cash flow up to a scheduled amount per year ($726,000 for 1997); thereafter, it was entitled to 25% of any excess cash available for distribution in that year. When cumulative distributions to the Trust in respect of the limited partnership interest, discounted to present value at 1.17% per month, reached $3.1 million (which was expected to occur no later than 2004), the Trust's annual interest in profits and losses would be reduced to 5%.

     As of January 1, 1997, the owner of the remaining limited partnership interest in the Partnership was GSF Energy, LLC, an indirect subsidiary of DQE Corporation. DQE is a holding company for Duquesne Light Company of Pittsburgh, Pennsylvania. GSF Energy, LLC also owned the general partner of the Partnership, which had a 1% interest in the Partnership's profits and losses.


     On June 1, 1997, the Trust through subsidiaries acquired the general partnership interest and the limited partnership interest owned by GSF Energy, LLC for a base price of $3,000,000, and thus acquired the entire beneficial interest in the Partnership. The parties agreed that the base price was to be adjusted for operating cash flow generated and cash distributions made by the Partnership from the effective date of January 1, 1997 through May 31, 1997 and for the Partnership's current assets at the closing date. The purchase price as so adjusted was $2,813,000, inclusive of a cash payment of $2,257,000 to the seller, assumed liabilities of $441,000 and acquisition costs of approximately $116,000. In the second half of 1997 the Trust invested an additional $661,000 to provide working capital.


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

         California implemented a competitive power market beginning on April 1, 1998 in which generators will eventually auction capacity and energy output that is not committed for sale under long-term contracts. In November 1998 the California Public Utilities Commission changed the payment formula for many long-term contracts (including the Olinda Project's) to use the auction prices for capacity and energy output. Although this change in the formula might result in a reduction in the formula prices paid by Southern California Edison Company for the Project's electric output, the Commission's action did not change the
5.8 cent per kwh floor price, which is significantly in excess of both the old and new formula prices. Accordingly the Trust does not believe that the formula change will have an adverse effect on it.

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

     The Project is liable to Southern California Edison Company for liquidated damages of up to $3.8 million if it does not meet defined performance and availability standards. Further, if the Project is not operating for at least 80% of peak hours (excluding periods of scheduled maintenance and other exceptions) it may lose a portion or all of its entitlement to capacity payments from Southern California Edison, which could materially impact the Project's ability to operate. Therefore, if Ecogas is unable to provide landfill gas for an extended period of time, the Project would be at risk of losing payments for energy and capacity, and in the event of a major failure, of incurring liquidated damages to Southern California Edison.

     In Spring 1998 Ecogas sustained repeated short-term compressor failures that interrupted delivery of gas to the Project. Although Ecogas obtained used replacement compressors, those replacements in turn failed during July and August 1998, causing a material revenue loss to the Project. The Trust claimed $389,000 as liquidated damages (which approximates the Trust's actual damages) under the amended gas purchase and supply agreement in September 1998 and has been offsetting the claims against the Trust's obligations to Ecogas to pay for delivered gas. Ecogas obtained used replacement equipment since September 1998 Ecogas has not had any extended failures to deliver gas. The Trust is monitoring Ecogas's actions to remedy the compressor problems but has not yet reached a conclusion as to the extent of any risk of supply failures in the future.


     An affiliate of DQE operated the Project under an operations and maintenance agreement. For the first five months of 1997, the base fees paid were $1,375,000 and incentive payments totalled an additional $85,000. The operations and maintenance agreement was terminated in June 1997 and Ridgewood Power Management Corporation, an affiliate of the Trust's Managing Shareholder, operates the Project. It is reimbursed by the Trust for its actual costs incurred and allocable overhead expenses but will not otherwise be compensated.

     Distributions from the Olinda Project to the Trust in 1998 totalled $2,050,000. Until June 1, 1997, substantially all of the Trust's rights to distributions from its limited partnership interest in the Olinda Project would terminate at the end of 2004. Therefore, until June 1, 1997 the Trust treated distributions in respect of that limited partnership interest in excess of the 15% annual return target as returns of capital. Beginning June 1, 1997, the Trust beneficially owns the entire interest in the Project, and all distributions are being treated as revenues to the Trust.

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

         Please refer to the Trust's prior Annual Reports on Form 10-K for additional information on the financing history of the Project.

         The Trust now owns a fixed preferred partnership interest entitling it to aggregate distributions of $1 million, plus a compound annual return of 12% thereon until paid in full. Over the nine year schedule of annual payments, the Trust was to receive total payments, including the annual return, of approximately $1,720,000. SHP is required to apply substantially all of SHP's available cash flow after funding of debt service (up to a maximum amount each year) to satisfy the payment obligation to the Trust, with any shortfalls to be carried forward with interest into subsequent years.

         The Trust has only received a single partial payment of $126,000 in 1994 and does not expect to receive any additional payments for an indefinite period of time. The Stillwater Project has been unable to earn sufficient cash flow to cover its fixed debt service obligations and to pay all of the 22.5% of available cash flow that CIT is entitled to. The Project's revenues are dependent upon water levels in the Hudson River, which have fluctuated significantly in the last five years. During low flow periods, generation is curtailed. The Project's ability to reach projected generation levels requires the use of flashboards during high water periods. The flashboards are removable wood and metal planks that fit over spillways and that increase the level of the water behind the dam by up to two feet. The extra water height behind the dam increases the force of the water through the generation turbines and thus increases power output. However, the flashboards as installed have consistently been ripped from their moorings by high water flows and floating debris, and they cannot be reinstalled during high water periods. Further, state environmental requirements limit the times during which repairs can be made. As a result, power output during high flow periods has not reached projected levels. In addition, even if water flow levels are optimal, the Project is unable to generate the full projected output of 3.5 megawatts of electricity because of a design defect.

         For these reasons, the Trust reviewed the value of the Stillwater Project in 1997 on the assumption that the Project will be able to meet debt service obligations to CIT as scheduled but that the Project will be unable to make any distributions to the Trust until the CIT loan is retired in 2009. On those assumptions and discounting post-2009 payments at the rate of 18% per year, the Trust's investment in the Stillwater Project was revalued to $600,000 as of December 31, 1997 and the Trust took an investment writedown of $400,000, charged against income.

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract with a remaining term of 29 years. Although Niagara Mohawk has entered into a settlement with a number of independent power producers to buy out their Power Contracts, it has not made an offer to SHP.

     (iii) South Boston Project. The Trust made an approximately $3.9 million equity investment (including without limitation construction costs and cash advances)in a 3 megawatt electrical generating facility that was constructed in an industrial park near South Boston, Halifax County, Virginia (the "South Boston Project"). From time to time the Trust has also referred to this Project as the "Lynchburg" or the "Halifax" projects. The facility used waste oil as its primary fuel source for three refurbished reciprocating diesel engine generators and also included a waste oil treatment facility. The Trust's investment covered all development and construction costs of the facility.

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

     The Trust shut down the South Boston Project in January 1997 and sold it to an unaffiliated third party in December 1997 for a $700,000 promissory note secured by the Project property and the right to receive 2% of any future gross revenues from the Project. The Trust also financed $123,000 of improvements to the Project to enhance its ability to process waste oil.

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

     The Managing Shareholder has organized Ridgewood Power Management Corporation ("RPMCoo") to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of the Olinda Project to RPMCo. Like the Managing Shareholder, RPMCo is wholly owned by Robert
E. Swanson. It entered into an "Operation Agreement," effective June 1, 1997, under which RPMCo provides all management, purchasing, engineering, planning and administrative services for the Olinda Project. These services are charged to the Project at RPMCo's cost. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 Certain Relationships and Related Party Transactions for further information regarding the Operation Agreement and RPMCo and for the cost reimbursements received by RPMCo.

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

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of either Project. Generally, working capital requirements are not a significant item for the Trust. See Item 7 - Management's Discussion and Analysis.

     Most Projects require a variety of permits, including zoning and environmental permits. Such permits must usually be kept in force in order for a Project to continue its operations. The Trust is currently updating air, water and storm water discharge permits for the Olinda Project and has filed a Title V application under the Clean Air Act Amendments of 1990. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6) -- Business-Narrative Description of Business -- Regulatory Matters.

     (4)  Developments Affecting Power Contracts.

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Olinda Project and Stillwater Project are Qualifying Facilities with long-term formula-price Power Contracts. Those Power Contracts now provide for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

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

     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchasers will not declare bankruptcy.

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

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by the Olinda Project. (The Stillwater Project, which is a hydroelectric plant, does not burn fuel.) These emissions may be a cause of "acid rain." The Olinda
Project, which is fueled by landfill gas, does emit some sulfur dioxide and nitrogen oxides, but to the extent its fuel is methane, it is not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

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

     In 1998, the Trust's Projects became subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

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

(e)     Employees.


     The employees of the Olinda Project are employed by RPMCo, the Trust is administered by the Managing Shareholder and accordingly the Trust has no employees. The persons described below at Item 10 -- Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.


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
        California                                                   gas-fired
                                                                     generating
                                                                     facility

Still- Stillwater,  Leased     2029          .75        N/A             Hydro-
water   New York    and                                               electric
                   Licensed                                             plant

Item 3.  Legal Proceedings.


     From time to time, the Trust and its subsidiaries are engaged in legal proceedings incident to the normal course of their businesses which primarily involve claims for damages, or other immaterial actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1998.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and five subsequent investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts II through V and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders.

     As of the date of this Form 10-K, there are 240 record holders of Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years 1997 and 1998:

                                       Year ended      Year ended
                                     December 31,     December 31,
                                          1997           1998

Total distributions to Investors       $919,012        $1,310,319
Distributions per Investor Share          8,711            12,420
Total distributions to
 Managing Shareholder                     9,283            13,326


     While the Trust expects to make monthly distributions, the Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.


     The Trust's cash flow comes primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. Because the Trust's objective is to distribute net cash flow, a substantial portion of many distributions by the Trust will include cash flow derived from depreciation and amortization charges against assets at the Project level. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects after June 1, 1997 are considered to be revenue to the Trust for accounting purposes. Distributions may also include cash released from operating or debt service reserves, or for periods before June 1, 1997 at the Olinda Project, amounts treated as a return of capital. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.


Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Selected                  As of and     As of and     As of and       As of and        As of and
Financial                for the year  for the year  for the year    for the year    for the year
Data                        ended         ended        ended           ended            ended
                         December 31, December 31,   December 31,    December 31,    December 31,
                            1998          1997          1996            1995             1994
Total Fund Information:

Net operating revenues    $2,049,728     $ 1,851,763    $606,863        $552,769      $1,014,963
Net income (loss)          1,963,215       1,316,797     496,802       $ 418,417        ($46,821)

Net assets (share-
 holders' equity)          7,632,803       6,993,143   6,604,641      $6,916,437      $7,352,807
Investments in power
 generation limited
 partnerships              6,560,616       6,515,771   7,177,875      $7,207,846       7,159,755
Total assets              $7,710,882      $7,668,271  $7,505,197      $7,531,306      $7,469,945
Per Investor Share
  Revenues                   $19,999         $18,398      $5,778          $5,240          $9,621
  Expenses                     1,390           5,917       1,069          $1,273         (10,064)
  Net income (loss)           18,609          12,481       4,709           3,966           $(443)
  Net asset value            $72,349         $66,286     $62,832         $65,559         $69,695


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

     All available cash flow from the Stillwater Project is being used to meet debt service requirements. Distributions to the Trust will resume after repayment of bonds and partner loan obligations. Assuming normal water flows and no operational failures, the bonds and partner loans should be repaid in or after 2010.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations
Year ended December 31, 1998 compared to year ended December 31, 1997

     Total revenue increased 8.7% to $2,110,000 in 1998 from $1,941,000 in 1997, due to a 19.2% increase in income from the Olinda Project to $2,050,000 in 1998 from $1,720,000 in 1997. The increase is a result of the Trust increasing its investment in the Olinda Project on June 1, 1997 from a 15% cumulative priority return on its original investment of $3,103,000 to 100% ownership. The increase in revenue from the Olinda Project was partially offset by the absence of revenue from the South Boston Project(also known as the Lynchburg Project) which was sold in 1997. The Trust recorded income of $132,000 from the South Boston Project in 1997.

     Total expenses decreased by $477,000 (76.4%) to $147,000 in 1998 from $624,000 in 1997. The primary cause of the decrease was the absence in 1998 of the Trust's 1997 write down of its $1,000,000 investment in the Stillwater Project by $400,000 to its net realizable value of $600,000. Project cash flows from operating activities at Stillwater have been applied to service project debt which is senior to the amount due to the Trust. Accounting and legal fees decreased $95,000 (69.9%) to $41,000 in 1998 from $136,000 in 1997 due to the reduction in legal fees relating to the Virginia Electric Power Company ("VEPCO") settlement. All other 1998 Trust expenses were comparable to those of 1997.

Results of Operations
Year ended December 31, 1997 compared to year ended December 31, 1996

     The 1997 investment activity of the Trust resulted from RW Power Partners, L.P.'s ("RWPP") receipt of $3,750,000 in cash for the settlement of the litigation with VEPCO involving the South Boston Project (described at Part I
Item 3 - Legal Proceedings), the related shutdown of the Project at the beginning of 1997 and the sale of the Project at the end of 1997. The VEPCO settlement proceeds were used to repay $391,000 of RWPP's intercompany payables and $3,237,000 was distributed to the Trust. An additional $154,000 was distributed to the Trust upon the return to RWPP of a deposit securing a letter of credit and other revenues of RWPP. The Trust used a substantial portion of the RWPP distribution to acquire additional partnership interests in Brea Power Partners, L.P. ("Brea"), which owns the Olinda Project, a landfill gas-fueled electric generating station, located in Orange County, California. As a result of the acquisition, the Trust owns 100% of Brea and is the operator of the Olinda Project.

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

     The South Boston Project assets were sold in December 1997 for $782,000, which was received in the form of an 8%, seven year promissory note, secured by the Project's assets. The sales price was $491,000 in excess of the South Boston net book value of $291,000. Due to uncertainty surrounding the Trust's ability to collect the note, no income will be recorded by the Trust until the promissory note payments are collected and distributed to the Trust. Interest and dividend income increased to $89,000 in 1997 as compared to $3,000 in 1996. The increase resulted from investment interest on higher balances of cash and cash equivalents in 1997 as compared to 1996.

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

Liquidity and Capital Resources

     In 1998, the balance of cash and cash equivalents increased slightly, reflecting the excess of cash from operations of $1,419,000 over distributions to shareholders of $1,324,000. Distributions to shareholders increased by $396,000 (42.7%) from $928,000 in 1997. The monthly distribution rate to shareholders was increased to $1,000 per share in the second half of 1997 and $1,060 per share in June 1998.

     On June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At December 31, 1998 and 1997, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility. Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent.

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

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of April 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is approximately $200.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. Changes to the distribution system and testing of that system were completed by the end of the first quarter of 1999, on schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.


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

     The Olinda electric generating facilities will be reviewed during the first and second quarters of 1999 by an outside consultant or by personnel from RRPMCo to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. The facility uses small mechanical and analog systems, many of which are not expected to be vulnerable to Year 2000 problems, and personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above. To date the Trust has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Trust's share of the estimated costs of the consultant's review and of any minor upgrades or rehabilitation is estimated at less than $25,000.


     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utility that purchases the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by it or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. Southern California Edison, the purchaser of the Olinda facility's output, has not identified computer systems used to pay its suppliers, such as the Olinda Project, as "mission critical" systems for Year 2000 remediation. Therefore, the Trust anticipates that there is a material possibility that payment interruptions from Southern California Edison will occur. The Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Qualitative Information About Market Risk.

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Trust has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

     Quantitative Information About Market Risk

         This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                              December 31, 1998

                             Expected Maturity Date
                                      1999
                                    (U.S. $)

Bank Deposits and Certificates
  of Deposit                             $     800,000
  Average interest rate                         5.225%



Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                      F-2
Statement of Operations for the three years ended
  December 31, 1998                                    F-3
Balance Sheet at December 31, 1998 and 1997            F-4
Statement of Changes in Shareholders' Equity
  for the three years ended December 31, 1998          F-5
Statement of Cash Flows for the three years
  ended December 31, 1998                              F-6
Notes to Financial Statements                   F-7 to F-11

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Trust.

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

Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and is its managing shareholder.

     Robert  E.  Swanson  has  been  the  President,   sole  director  and  sole
stockholder of Ridgewood Power Corporation since its inception in February 1991.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power Corporation now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Corporation ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of two privately offered venture capital funds (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC); and Ridgewood Power VI Corporation ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E.
Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 52, has also served as President of the Trust since its inception in 1991 and as President of RPMCo, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 40, has served as Executive Vice President of the Managing Shareholder, RPMCo, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Power Capital Corporation since its organization in 1998. As such, he is President of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 44, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He is also Senior Vice President of Ridgewood Capital and of the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 51, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, four other trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 46, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2000 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.

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

     John C. Belknap, age 52, has been chief financial officer of three national retail chains and their parent companies. Since July 1997, he has been Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retain chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

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

     Dr. Richard D. Propper, age 50, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1998.

(g)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo assumed day-to-day management responsibility for the Olinda Project, effective June 1, 1997. Like the Managing Shareholder, RPMCo is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project, effective June 1, 1997, under which RPMCo, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Olinda Project. RPMCo will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPMCo, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 52, joined RPMCo in June 1996 as Vice President of Operations. He has over 28 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.


Item 11.  Executive Compensation.


     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1997 and 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

     Ridgewood Power was issued one Management Share in the Trust representing the beneficial interests and management rights of Ridgewood Power in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). The management rights of Ridgewood Power are described in further detail above at Item 1 Business and in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. Certain Relationships and Related Transactions.

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

     In 1998, 1997, 1996 and 1995, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

 Fee                 Paid to      1998         1997       1996          1995
Management fee      Managing     $69,931    $67,483     $49,255      $86,510
                    Shareholder

Cost reimbursements*   RPMCo    1,771,554  1,853,994   1,098,910            0

* Prior to 1996, these costs were either paid by the Trust or by the Project directly. These included all payroll, fuel and other expenses of operating the South Boston and Olinda Projects and an allocable portion of RPMCo overhead. These costs are paid by the Projects and do not appear in the Trust's financial statements.

     The management fee, payable monthly under the Management Agreement at the annual rate of 1% of the Trust's net asset value (until June 1994, of the Trust's total capital contributions), began on the closing of the offering and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Trust's Projects. The reimbursements to RPMCo, which do not exceed its actual costs, are described at
Item 10(f) - Directors and Executive Officers of the Registrant -- RPMCo.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and in years before 1996 for payroll and other costs of operation of the South Boston Project. In 1996, these reimbursements were paid to RPMCo. The reimbursements to RPMCo, which do not exceed its actual costs, are described at Item 10(f) - Directors and Executive Officers of the Registrant -- RPMCo.

     Other information in response to this item is reported in response to Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1998.

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

     21.   Subsidiaries of the Registrant.                Page

     24.   Powers of Attorney                             Page

     27.   Financial Data Schedule                        Page

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                  Title                       Date

RIDGEWOOD ELECTRIC POWER TRUST I (Registrant)


By: /s/Robert E. Swanson        President and Chief          April 14, 1999
     Robert E. Swanson          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/Robert E. Swanson      President and Chief    April 14, 1999
     Robert E. Swanson         Executive Officer

By: /s/Martin V. Quinn         Senior Vice President and
     Martin V. Quinn           Chief Financial Officer April 14, 1999

By: /s/Kathleen P. McSherry    Controller              April 14, 1999
      Kathleen P. McSherry


RIDGEWOOD POWER CORPORATION           Managing Shareholder


By: /s/Robert E. Swanson         President             April 14, 1999
     Robert E. Swanson

  /s/Robert E. Swanson *         Independent Trustee   April 14, 1999
     John C. Belknap

  /s/Robert E. Swanson *         Independent Trustee   April 14, 1999
     Dr. Richard D. Propper


*  As attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust I

                              Financial Statements

                        December 31, 1998, 1997 and 1996




                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]


                        Report of Independent Accountants

March 23, 1999

To the Shareholders and Trustees of
Ridgewood Electric Power Trust I


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I (the "Trust") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $6,560,616 and $6,515,771 (86% and 93% of shareholders' equity, respectively) as of December 31, 1998 and 1997, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Electric Power Trust I
Balance Sheet
------------------------------------------------------------------------------

                                                            December 31,
                                                    --------------------------
                                                        1998           1997
                                                    -----------    -----------

Assets:

Investments in power generation projects ........   $ 6,560,616    $ 6,515,771
Cash and cash equivalents .......................     1,138,102      1,042,568
Due from affiliates .............................         5,342           --
Other assets ....................................         6,822        109,932
                                                    -----------    -----------

       Total assets .............................   $ 7,710,882    $ 7,668,271
                                                    -----------    -----------




Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses ...........   $    29,409    $   675,128
Due to affiliates ...............................        48,670           --
                                                    -----------    -----------

       Total liabilities ........................        78,079        675,128
                                                    -----------    -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
   outstanding) .................................     7,646,634      7,013,370
Managing shareholder's accumulated deficit ......       (13,831)       (20,227)
                                                    -----------    -----------

       Total shareholders' equity ...............     7,632,803      6,993,143
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 7,710,882    $ 7,668,271
                                                    -----------    -----------




















                 See accompanying notes to financial statements.
                                      -F3-

Ridgewood Electric Power Trust I
Statement of
Operations

----------------------------------------------------------------------------

                                              Year Ended December 31,
                                    --------------------------------------
                                        1998         1997         1996
                                     ----------   ----------   ----------

Revenue:
     Income from power generation
                                     $2,049,728   $1,851,763   $  606,863
     Interest income .............       60,153       89,312        2,674
                                     ----------   ----------   ----------
         Total revenue ...........    2,109,881    1,941,075      609,537
                                     ----------   ----------   ----------



Expenses:
     Accounting and legal fees ...       41,176      136,347       47,500
     Management fee ..............       69,931       67,483       49,255
     Writedown of power generation
       project ...................         --        400,000         --
     Miscellaneous ...............       35,559       20,448       15,980
                                     ----------   ----------   ----------
         Total expenses ..........      146,666      624,278      112,735
                                     ----------   ----------   ----------


         Net income ..............   $1,963,215   $1,316,797   $  496,802
                                     ----------   ----------   ----------

























                 See accompanying notes to financial statements.

                                      -F4-

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity
-------------------------------------------------------------------

                                                        Managing
                         Shareholders   Shareholder      Total
                          -------------  ----------   ------------

Shareholders' equity,
   January 1, 1996 ....   $ 6,937,431    $   (20,994)   $ 6,916,437

Cash distributions ....      (800,512)        (8,086)      (808,598)

Net income for the year       491,834        496,802          4,968
                          -----------    -----------    -----------

Shareholders' equity,
    December 31, 1996 .     6,628,753        (24,112)     6,604,641

Cash distributions ....      (919,012)        (9,283)      (928,295)

Net income for the year     1,303,629         13,168      1,316,797
                          -----------    -----------    -----------

Shareholders' equity,
     December 31, 1997      7,013,370        (20,227)     6,993,143

Cash distributions ....    (1,310,319)       (13,236)    (1,323,555)

Net income for the year     1,943,583         19,632      1,963,215
                          -----------    -----------    -----------

Shareholders' equity,
     December 31, 1998    $ 7,646,634    $   (13,831)   $ 7,632,803
                          -----------    -----------    -----------





























                 See accompanying notes to financial statements.

                                      -F5-

Ridgewood Electric Power Trust I
Statement of Cash Flows
--------------------------------------------------------------------------------



                                                Year Ended December 31,
                                       -----------------------------------------
                                          1998           1997           1996
                                       -----------    -----------    -----------

Cash flows from operating activities:
 Net income .......................   $ 1,963,215    $ 1,316,797    $   496,802
                                      -----------    -----------    -----------

 Adjustments  to  reconcile  net  income  to  net  cash  flows  from   operating
  activities:

  Writedown of power generation
    project .......................          --          400,000           --
  Investments in power generation
    projects
                                           (4,129)    (3,260,437)          --
  Return of investment in power
    generation project ............          --        3,259,153        397,638
  Changes in assets and
   liabilities:
   (Increase) decrease in due
    from affiliates ...............        (5,342)       345,454        (49,850)
   Increase in notes receivable
    from the Lynchburg Project ....       (40,716)       (82,066)          --
   Decrease (increase) in other
    assets ........................       103,110       (109,932)          --
  (Decrease) increase in accounts
    payable and accrued expenses ..      (645,719)       603,979         26,337
   Increase (decrease) in due to
    affiliates ....................        48,670       (829,407)       259,350
                                      -----------    -----------    -----------

  Total adjustments ...............      (544,126)       326,744        633,475
                                      -----------    -----------    -----------

   Net cash provided by operating
      activities
                                        1,419,089      1,643,541      1,130,277
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
  Cash distributions
    to shareholders ...............    (1,323,555)      (928,295)      (808,598)
                                      -----------    -----------    -----------

  Net cash used in financing
   activities .....................    (1,323,555)      (928,295)      (808,598)
                                      -----------    -----------    -----------

  Net increase in cash and cash
      equivalents .................        95,534        715,246        321,679
                                      -----------    -----------    -----------

Cash and cash equivalents,
    beginning of year .............     1,042,568        327,322          5,643
                                      -----------    -----------    -----------

Cash and cash equivalents,
    end of year ...................   $ 1,138,102    $ 1,042,568    $   327,322
                                      -----------    -----------    -----------









                 See accompanying notes to financial statements.

                                      -F6-

Ridgewood Electric Power Trust I
Notes to Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

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

     Income taxes
     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.
                                      -F7-

     Reclassification
     Certain amounts presented in prior years have been reclassified for comparative purposes.

3.       Investments in Power Generation Projects

     The Trust had the following investments in power generation projects:

                         Fair values as of December 31,
                                          -----------------------------------
                                              1998                1997
                                          --------------     ----------------
      Brea Power Partners, L.P.              $5,542,101          $ 5,542,722
      RW Power Partners, L.P.                   418,515              373,049
      Stillwater Hydro Partners, L.P.           600,000              600,000
                                          --------------     ----------------
                                             $6,560,616          $ 6,515,771
                                          --------------     ----------------

     The Trust's distribution income from the projects was as follows:

                                             For the Year Ended December 31,
                                         ------------------------------------
                                             1998         1997         1996
                                         ----------   ----------   ----------
       Brea Power Partners, L.P. .....   $2,049,728   $1,720,252   $  398,863
       RW Power Partners, L.P. .......         --        131,511      208,000
       Stillwater Hydro Partners, L.P.         --           --           --
                                         ----------   ----------   ----------
                                         $2,049,728   $1,851,763   $  606,863
                                         ----------   ----------   ----------

     Brea Power Partners, L.P. (known as the Olinda project) In October 1994, the Trust made a $3,103,479 limited partner investment in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. The facility has been in continuous operation for 10 years and is located in Olinda, California.

     In exchange for its investment, the Trust was entitled to receive, in any year, the lesser of the preference amount (as defined in the Partnership Agreement) or 98% of the annual distribution, plus 25% of the excess of the annual distribution over the preference amount of the Brea Partnership until the Trust has received a cumulative 15% return on its original investment. After such time, the amount the Trust would be entitled to would decrease to 5% of net cash flows.

     The Trust received distributions from Brea Partnership of $162,938 and $796,501 for the five months ended May 31, 1997 and for the year ended December 31, 1996, respectively. Of the cash distributions, $397,638 has been treated as a return of investment capital during the year ended December 31, 1996. The Trust's investment balance for Olinda at December 31, 1996 amounted to $2,282,285.

     On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea and now owns 100% of the Olinda Project. The purchase price of $2,813,400 included a cash payment to the sellers of $2,256,500, the assumption of liabilities of $441,100 and acquisition costs of $115,800. In the second half of 1997, the Trust invested an additional $661,600 in Brea for working capital. At December 31, 1998 and 1997, The Trust's total investment in Brea was $5,542,101 and $5,542,722 at December 31, 1998 and 1997, respectively. The Trust received distributions from Brea of $2,049,728 and $1,557,314 during the year ended December 31, 1998 and seven months ended December 31, 1997, respectively, which have been recorded as income.

     In July 1998, the Olinda project's gas compressors failed causing a significant loss of revenue to the project in over a two month period. These gas compressors were maintained by the third party landfill gas supplier. The project claimed damages of $389,000 from the gas compressor failure and recorded the amount as a receivable. The project has been offsetting obligations for gas delivered by the gas supplier against this amount.
                                      -F8-

     RW Power Partners, L.P. (known as the Lynchburg project) In October 1992, the Trust acquired a limited partnership interest in RW Power Partners, L.P. ("RWPP") which was to provide construction funding of a 3 megawatt project using waste oil as its primary fuel source. Commercial operations began in June 1993. Construction of a waste oil processing facility began in 1994 and was completed in 1996. As of December 31, 1996, the Trust had funded $3,527,923 of the total cost of the original project and the waste oil facility, a portion of which was funded by the managing shareholder. The Trust received distributions of $208,000 from the limited partnership for the year ended December 31, 1996. The Trust's investment in and advances to the limited partnership amounted to $3,895,590 at December 31, 1996.

     In exchange for its investment, the Trust had the right to receive annually the greater of either 70% of net profits, as defined, from the limited partnership or a preferred minimum return of 22.5% on its total investment. In the event that in any given year all net profits from the limited partnership did not equal the amount of the preferred minimum return, the amount of such shortfall would be payable on a priority basis out of any net profits in subsequent years.

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

     After repayment of $390,836 of intercompany payables, the Trust received total distributions of $3,390,664 from the Lynchburg Project during the first quarter of 1997, of which $3,259,153 was recorded as a return of its investment and $131,511 was recorded as income. RWPP surrendered the power purchase contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits RWPP to continue operating the generating station and the associated waste oil treatment plant, but RWPP may not sell electricity to VEPCO, except at VEPCO's request, and RWPP may only sell electricity to investor-owned electric utilities for resale or use outside VEPCO's service area.

     In addition, the facility may be operated for non-generating purposes such as waste oil treatment and electricity may be generated for the facility's needs. VEPCO may cut the interconnection of the facility with its lines and reconnection is permitted only for electricity sales in compliance with the settlement agreement. RWPP may remove and sell equipment. These restriction apply to any future owner of the Lynchburg facility.

     As a result of the operating restrictions and cancellation of the power purchase contract included in the VEPCO settlement, the operation of the Lynchburg Project facilities was suspended in January 1997.

     During the fourth quarter of 1997, the Trust sold the Lynchburg Project to a privately-held, un-affiliated processor of waste oil for $700,000 in the form of an 8%, seven-year, promissory note, secured by a mortgage on the Project, and the right of the Trust to receive 2% of the Project's gross revenues for an indefinite period. Due to the uncertainty surrounding the Trust's ability to collect the note receivable, the fair value of the Trust's investment was not adjusted from the $290,983 determined during the first quarter of 1997.

     The Trust also agreed to provide 8%, seven-year debt financing of up to $125,000 to finance additional capital improvements at the Project, secured by the mortgage. At December 31, 1998 and 1997, $122,782 and $82,066, respectively, of financing to the project was outstanding under this arrangement and is included in the respective investment balances.

     Stillwater Hydro Partners, L.P.
     On October 31, 1991, the Trust acquired a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric
-F9-
     facility, located on the Hudson River in Stillwater, New York (the "Stillwater Project"). At the time of the investment, the project was under construction and commenced operations in May 1993.

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

     The ultimate ability of the project to meet its payment obligations to the Trust is dependent on the actual operating performance of the Stillwater Project, which, in turn, is largely dependent upon water levels in the Hudson River. In 1995, the Hudson River basin experienced a severe drought, resulting in Hudson River water levels substantially below normal. As a result of the low water levels, the operating results of the project were insufficient to meet its debt payments, and accordingly, no distributions were made to the Trust in 1995. Although increased precipitation in late 1995 and early 1996 brought flow levels back toward the norm, high water flows damaged portions of the facility, including recently installed modifications for capturing additional water flow.

     As a result, all available cash flow from the Stillwater Project is being applied to meet debt service requirements. Until water flows return to expected levels, repairs are completed and the current arrears in debt servicing are paid, it appears likely that most, if not all, of the payments due to the Trust will be carried forward, with interest, into subsequent years.

     Due to uncertainty surrounding the timing of payments to the Trust, in 1997 the Trust wrote down its investment in the Stillwater Project to the net present value of anticipated payments and recorded a loss of $400,000. At December 31, 1998 and 1997, the Trust's net investment in the Stillwater Project was $600,000.

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract with a remaining term of 29 years. Niagara Mohawk has argued before the New York Public Service Commission, the state agency that regulates the electric utility industry, and the Federal Energy Regulatory Commission ("FERC") that rates it pays to purchase electricity under long-term Qualifying Facility contracts are uneconomic and that it should be allowed to abrogate those contracts. In April 1995, FERC rejected Niagara Mohawk's application and the New York State Public Service Commission has also refused the requested relief. There can be no assurance, however, that Niagara Mohawk would not succeed in any future efforts to abrogate Qualifying Facility contracts.

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

     Prior to the BDC election, the Partnership paid to the general partners an annual administrative and overhead fee equal to 1% of the aggregate capital contributions of the Partnership.
                                     -F10-

     On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1% of the net assets of the Trust payable monthly. In 1996, management fees of $43,255 were waived by the managing shareholder. During 1998, 1997 and 1996, the Trust paid management fees to the managing shareholder of $69,931, $67,483 and $49,255, respectively.

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

     In connection with the construction of the waste oil facility at the Lynchburg Project, the managing shareholder advanced $570,057 in 1995 and $259,350 in 1996 to the Trust to fund a portion of the Trust's investment in the waste oil facility. No interest was charged on the advances. When the Trust received the settlement proceeds described in Note 3 Investments in Power Generation Limited Partnerships in January 1997, all of the outstanding advances were repaid to the managing shareholder without interest.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Lynchburg Project. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1997 and 1996, Ridgewood Management charged the Lynchburg Project $78,275 and $33,948 for overhead items allocated in proportion to the amount invested in projects managed, and charged the Lynchburg Project for all of the remaining direct operating and non-operating expenses incurred during the period. During the year ended December 31, 1998 and the seven month period ended December 31, 1997, Ridgewood Management charged the Olinda Project $128,257 and $30,382, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Olinda Project for all of the remaining direct operating and non-operating expenses incurred during the period.

5.       Revolving Line of Credit Facility

     On June 6, 1997, the Brea Partnership entered into a revolving credit agreement with its principal bank whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. The Trust guaranteed the obligations of the Brea Partnership under the credit facility. Outstanding borrowings bear interest at the Bank's prime rate or, at the Brea Partnership's choice, at LIBOR plus 2.5%. At December 31, 1998 and 1997, there were no borrowings outstanding under the credit facility.
                                     -F11-