Form 10-Q
period 1999-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1999-05-17
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

Commission file Number   0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

          Delaware                                 22-3105824
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

(201) 447-9000
Registrant's telephone number, including area code:

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

Item 1. Financial Statements

                        Ridgewood Electric Power Trust I

                              Financial Statements

                                 March 31, 1999

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                         March 31, 1999      December 31, 1998
                                        -----------------    ------------------
                                           (unaudited)
Assets:
Investments in power generation projects      $ 6,364,884            $6,560,616
Cash and cash equivalents                       1,301,473             1,138,102
Due from affiliates                                 4,884                 5,342
Other assets                                       14,385                 6,822
                                        -----------------    ------------------

          Total assets                        $ 7,685,626            $7,710,882
                                        -----------------    ------------------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses            $ 34,597             $  29,409
Due to affiliates                                  78,674                48,670
                                        -----------------    ------------------

           Total liabilities                      113,271                78,079
                                        -----------------    ------------------


Shareholders' equity:
Shareholders' equity (105.5 shares
   issued and outstanding)                      7,586,791             7,646,634
Managing shareholder's accumulated deficit        (14,436)              (13,831)
                                        -----------------    ------------------

          Total shareholders' equity            7,572,355             7,632,803
                                        -----------------    ------------------

          Total liabilities and
              shareholders' equity            $ 7,685,626            $7,710,882
                                        -----------------    ------------------




                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended
                                    -------------------------------------------
                                           March 31,                March 31,
                                             1999                    1998
                                    --------------------     ------------------
Revenue:
   Income from power generation projects       $ 299,763             $  347,819
   Interest income                                24,727                 20,902
                                    --------------------     ------------------
      Total revenue                              324,490                368,721
                                    --------------------     ------------------


Expenses:
   Accounting and legal fees                      19,738                  9,682
   Management fee                                 19,082                 18,624
   Trustee fees                                    2,500                  2,500
   Miscellaneous                                   4,735                  3,980
                                   ---------------------     ------------------
      Total expenses                              46,055                 34,786
                                   ---------------------     ------------------


Net income                                     $ 278,435              $ 333,935
                                   ---------------------     ------------------



                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                         Managing
                                         Shareholders  Shareholder     Total
                                         ------------  -----------  -----------

Shareholders' equity, December 31, 1998   $ 7,646,634    $(13,831) $ 7,632,803

Cash distributions                           (335,494)     (3,389)    (338,883)

Net income for the period                     275,651       2,784      278,435
                                         ------------   ---------   ----------

Shareholders' equity, March 31, 1999      $ 7,586,791    $(14,436) $ 7,572,355
                                         ------------   ---------   ----------






                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                  ------------------------------
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------
Cash flows from operating activities:
    Net income                                        $ 278,435      $  333,935
                                                      ---------       ---------

Adjustments to  reconcile  net  income  to
  net  cash  flows  from  operating activities:
  Additional investment in power generation project         ---         (21,216)
    Return of investment in power generation project    195,732             ---
    Changes in assets and liabilities:
       Decrease in due from affiliates                      458             ---
       Increase in other assets                          (7,563)        (11,191)
       Increase (decrease) in accounts payable and
        accrued expenses                                  5,188          (3,443)
       Increase (decrease) in due to affiliates          30,004        (115,142)
                                                      ---------       ---------

        Total adjustments                               223,819        (150,992)
                                                      ---------       ---------

        Net cash provided by operating activities       502,254         182,943
                                                      ---------       ---------


Cash flows from financing activities:
     Cash distributions to shareholders                (338,883)       (319,699)
                                                      ---------       ---------

        Net cash used in financing activities          (338,883)       (319,699)
                                                      ---------       ---------


Net increase (decrease) in cash and cash equivalents    163,371        (136,756)

Cash and cash equivalents, beginning of year          1,138,102       1,042,568
                                                      ---------       ---------

Cash and cash equivalents, end of period            $ 1,301,473      $  905,812
                                                      ---------       ---------





                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

         Quarter ended March 31, 1999 compared to quarter ended March 31, 1998

Total revenue decreased 12.2% to $324,000 in the first quarter of 1999 from $369,000 in the first quarter of 1998, due to a $48,000 decrease in income from the Olinda Project partially offset by an increase of $4,000 in interest income. The decreased revenue from the Olinda Project in the first quarter of 1999 reflects slightly lower revenues resulting from shutdowns for maintenance and higher maintenance costs.

Total expenses of $46,000 in the first quarter of 1998 were comparable to the $35,000 incurred in the same period in 1997.

         Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

As summarized below, total revenue increased 106.1% to $369,000 in the first quarter of 1998 from $179,000 in the first quarter of 1997, primarily due to a $332,000 increase in income from the Olinda Project partially offset by a decrease of $132,000 from the South Boston Project:

Project                                                   1998       1997
-------                                                   ----       ----

Olinda ..............................................   $348,000   $ 16,000
South Boston ........................................       --      132,000
Interest income .....................................     21,000     31,000
                                                        --------   --------
Total ...............................................   $369,000   $179,000
                                                        ========   ========

The increased revenue from the Olinda Project in the first quarter of 1998 reflected the Trust's increased investment in the Olinda Project which occurred in July 1997 as well as increased operating efficiencies from the plant. As a result, the Trust become the owner of 100% of the Project rather than only a 15% cumulative priority return on its original investment. The decline in revenues from the South Boston project was a result of the Trust's 1997 settlement of its dispute with Virginia Electric Power Company and the sale of its interest in the South Boston project.

Total expenses of $35,000 in the first quarter of 1998 were comparable to the $40,000 incurred in the same period in 1997.

Liquidity and Capital Resources

In 1997, the Olinda Project entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at the Olinda Project's choice, at LIBOR plus 2.5%. The credit agreement requires the Olinda Projects to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of the Olinda Project under the credit facility. There were no borrowings outstanding under this line of credit facility in the first quarter of 1999.

Obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to make regular quarterly distributions to shareholders of as much cash as is prudent.

The Trust anticipates that its cash flow during 1999 will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations or business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates the Olinda Project on behalf of the Trust, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)