Form 10-Q
period 1999-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1999-08-16
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

Item 1. Financial Statements

                        Ridgewood Electric Power Trust I

                              Financial Statements

                                  June 30, 1999

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                                  June 30,     December 31,
                                                   1999            1998
                                                ------------    -----------
                                                 (unaudited)
Assets:
Investments in power generation projects .....   $ 6,329,677    $ 6,560,616
Cash and cash equivalents ....................     1,350,216      1,138,102
Due from affiliates ..........................         4,914          5,342
Other assets .................................        12,689          6,822
                                                 -----------    -----------

    Total assets .............................   $ 7,697,496    $ 7,710,882
                                                 -----------    -----------


Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses ........   $    33,878    $    29,409
Due to affiliates ............................        64,451         48,670
                                                 -----------    -----------

    Total liabilities ........................        98,329         78,079
                                                 -----------    -----------


Shareholders' equity:
Shareholders' equity (105.5 shares issued and
    outstanding) .............................     7,613,334      7,646,634
Managing shareholder's accumulated deficit ...       (14,167)       (13,831)
                                                 -----------    -----------

    Total shareholders' equity ...............     7,599,167      7,632,803
                                                 -----------    -----------

    Total liabilities and shareholders' equity   $ 7,697,496    $ 7,710,882
                                                 -----------    -----------


                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Six Months Ended     Three Months Ended
                               -------------------   -------------------
                               June 30,   June 30,   June 30,   June 30,
                                 1999       1998       1999       1998
                               --------   --------   --------   --------
Revenue:
   Income from power
     generation projects ...   $576,601   $744,209   $276,838   $396,390
   Interest income .........     41,113     30,067     16,386      9,165
                               --------   --------   --------   --------
      Total revenue ........    617,714    774,276    293,224    405,555
                               --------   --------   --------   --------
Expenses:
   Accounting and legal fees     25,928     25,303      6,190     15,621
   Management fee ..........     31,804     37,248     12,722     18,624
   Miscellaneous ...........     28,813     21,606     21,578     15,126
                               --------   --------   --------   --------
      Total expenses .......     86,545     84,157     40,490     49,371
                               --------   --------   --------   --------

Net income .................   $531,169   $690,119   $252,734   $356,184
                               --------   --------   --------   --------



                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders   Shareholder       Total
                            -----------    -----------    -----------

Shareholders' equity,
   December 31, 1998 ....   $ 7,646,634    $   (13,831)   $ 7,632,803

Cash distributions ......      (559,157)        (5,648)      (564,805)

Net income for the period       525,857          5,312        531,169
                            -----------    -----------    -----------
Shareholders' equity,
  June 30, 1999 .........   $ 7,613,334    $   (14,167)   $ 7,599,167
                            -----------    -----------    -----------


                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
  Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                               Six Months Ended
                                           --------------------------
                                          June 30, 1999  June 30, 1998
                                           -----------    -----------
Cash flows from operating activities:
    Net income .........................   $   531,169    $   690,119
                                           -----------    -----------
    Adjustments to  reconcile  net
   income  to net  cash  flows  from
   operating activities:
   Additional investment in power
      generation project ...............          --         (290,199)
    Return of investment in power
      generation project ...............       230,939           --
    Changes in assets and liabilities:
      Decrease (increase) in due from
         affiliates ....................           428        (12,264)
      Increase) decrease in other assets        (5,867)        79,155
      Increase in accounts payable and
        accrued expenses ...............         4,469          9,125
      Increase (decrease) in due to
         affiliates ....................        15,781       (113,710)
                                           -----------    -----------
           Total adjustments ...........       245,750       (327,893)
                                           -----------    -----------
      Net cash provided by operating
        activities .....................       776,919        362,226
                                           -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders       (564,805)      (645,792)
                                           -----------    -----------
      Net cash used in financing
        activities .....................      (564,805)      (645,792)
                                           -----------    -----------
Net increase (decrease) in cash and
  cash equivalents .....................       212,114       (283,566)

Cash and cash equivalents, beginning
  of year ..............................     1,138,102      1,042,568
                                           -----------    -----------
Cash and cash equivalents, end of
  period ...............................   $ 1,350,216    $   759,002
                                           -----------    -----------



                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Results of Operations

Total revenue decreased 20.2% to $618,000 in the first six months of 1999 from $774,000 in the first six months of 1998 due to a $169,000 decrease in income from the Olinda Project partially offset by an increase of $11,000 in interest income. Total revenue decreased 27.8% to $293,000 in the three months ended June 30, 1999 from $406,000 in the same period in 1998 due to a $120,000 decrease in income from the Olinda Project partially offset by an increase of $5,000 in interest income. The decreased revenue from the Olinda Project in 1999 reflects slightly lower revenues resulting from shutdowns for maintenance and higher maintenance costs.

Total expenses of $87,000 in the first six months of 1999 and $40,000 in the three months ended June 30, 1999 were comparable to the $84,000 and $49,000, respectively, incurred in the same periods in 1998.

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

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

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

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant






August 13, 1999                     By /s/ Martin V. Quinn
Date                                Martin V. Quinn

                                            Senior  Vice   President  and  Chief
                                    Financial  Officer (signing on behalf of the
                                    Registrant   and  as   principal   financial
                                    officer)