Form 10-Q
period 1999-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 1999-11-12
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                               September 30, 1999

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                               September 30,    December 31,
                                                    1999           1998
                                                 -----------    -----------
                                                 (unaudited)
Assets:
Investments in power generation projects .....   $ 6,597,471    $ 6,560,616
Cash and cash equivalents ....................     1,603,965      1,138,102
Due from affiliates ..........................         4,915          5,342
Other assets .................................         8,023          6,822
                                                 -----------    -----------

   Total assets ..............................   $ 8,214,374    $ 7,710,882
                                                 -----------    -----------


Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $    63,399    $    29,409
Due to affiliates ............................        44,820         48,670
                                                 -----------    -----------

   Total liabilities .........................       108,219         78,079
                                                 -----------    -----------


Shareholders' equity:
Shareholders' equity (105.5 shares issued and
    outstanding) .............................     8,115,253      7,646,634
Managing shareholder's accumulated deficit ...        (9,098)       (13,831)
                                                 -----------    -----------

   Total shareholders' equity ................     8,106,155      7,632,803
                                                 -----------    -----------

   Total liabilities and shareholders' equity    $ 8,214,374    $ 7,710,882
                                                 -----------    -----------




















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                           Nine Months Ended       Three Months Ended
                        -----------------------   -----------------------
                              September 30,           September 30,
                           1999         1998        1999         1998
                        ----------   ----------   ----------   ----------
Revenue:
 Income from power
  generation projects   $1,482,639   $1,228,555   $  906,038   $  484,346
 Interest income ....       56,482       42,659       15,369       12,592
                        ----------   ----------   ----------   ----------
      Total revenue .    1,539,121    1,271,214      921,407      496,938
                        ----------   ----------   ----------   ----------

Expenses:
 Accounting and legal
  fees ..............       34,008       33,347        8,080        8,044
 Management fee .....       57,248       55,872       25,444       18,624
 Miscellaneous ......       36,732       30,717        7,919        9,111
                        ----------   ----------   ----------   ----------
     Total expenses .      127,988      119,936       41,443       35,779
                        ----------   ----------   ----------   ----------

Net income ..........   $1,411,133   $1,151,278   $  879,964   $  461,159
                        ----------   ----------   ----------   ----------


































                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                           Shareholders    Shareholder       Total
                            -----------    ------------   -----------

Shareholders' equity,
 December 31, 1998 ......   $ 7,646,634    $   (13,831)   $ 7,632,803

Cash distributions ......      (928,403)        (9,378)      (937,781)

Net income for the period     1,397,022         14,111      1,411,133
                            -----------    -----------    -----------

Shareholders' equity,
 September 30, 1999 .....   $ 8,115,253    $    (9,098)   $ 8,106,155
                            -----------    -----------    -----------





































                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
  Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended
                                                --------------------------
                                         September 30, 1999   September 30, 1998
                                                -----------    -----------
Cash flows from operating activities:
Net income ..................................   $ 1,411,133    $ 1,151,278
                                                -----------    -----------

Adjustments  to  reconcile  net
 income to net cash  flows  from
 operating activities:
 Additional investment in power
  generation projects .......................       (36,855)      (251,569)
 Changes in assets and liabilities:
  Decrease (increase) in due from
   affiliates ...............................           427       (327,905)
  (Increase) decrease in other assets .......        (1,201)        63,407
  Increase in accounts payable and
   accrued expenses .........................        33,990         33,741
  (Decrease) increase in due to affiliates ..        (3,850)       166,288
                                                -----------    -----------

    Total adjustments .......................        (7,489)      (316,038)
                                                -----------    -----------

    Net cash provided by operating activities     1,403,644        835,240
                                                -----------    -----------


Cash flows from financing activities:
Cash distributions to shareholders ..........      (937,781)      (984,673)
                                                -----------    -----------

    Net cash used in financing activities ...      (937,781)      (984,673)
                                                -----------    -----------


Net increase (decrease) in cash and
 cash equivalents ...........................       465,863       (149,433)

Cash and cash equivalents, beginning of year      1,138,102      1,042,568
                                                -----------    -----------

Cash and cash equivalents, end of period ....   $ 1,603,965    $   893,135
                                                -----------    -----------



















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



Results of Operations
Total revenue increased 21.1% to $1,539,000 in the first nine months of 1999 from $1,271,000 in the first nine months of 1998 due to a $254,000 increase in income from the Olinda Project and an increase of $14,000 in interest income. Total revenue increased 85.3% to $921,000 in the three months ended September 30, 1999 from $497,000 in the same period in 1998 due to a $422,000 increase in income from the Olinda Project and an increase of $2,000 in interest income. In the third quarter of 1998, income from the Olinda Project was below normal levels because the Project's gas supplier was unable to provide landfill gas for most of August 1998 as the result of failures of the gas compressors. Although the Trust is continuously monitoring the supplier's performance, there can be no assurance that this type of failure will not recur.

Total expenses of $128,000 in the first nine months of 1999 and $42,000 in the three months ended September 30, 1999 were comparable to the $120,000 and $36,000, respectively, incurred in the same periods in 1998.

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

Year 2000 remediation

Please refer to the Trust's disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998, at "Item 7 - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Trust. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Olinda electric generating facilities have been reviewed by an outside consultant and by personnel from RPMCo, who determined that the project's electronic control systems do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws.

No other material changes to the risks to the Trust described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust continues to be that the Olinda plant will be able to operate on and after January 1, 2000 but that there may be some short-term inability of its utility purchaser to accept or transmit electricity and that the utility purchaser may not be able to pay promptly for the electricity it does accept. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears.

                          PART II - OTHER INFORMATION

Item 5. Other Information.
Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


November 11, 1999                   By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior  Vice   President  and  Chief
                                    Financial  Officer (signing on behalf of the
                                    Registrant   and  as   principal   financial
                                    officer)