Form 10-K
period 1999-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2000-03-30
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                         Commission file number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                22-3105824
(State or Other Jurisdiction        (I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o Ridgewood Power LLC, 947 Linwood Avenue,
Ridgewood, New Jersey 07450-2939
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2000 was $10,550,000.

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

     The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

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

The following chart summarizes some of these relationships.

Ridgewood Electric Power Trust I and certain affiliates
(some entities and relationships omitted)

              Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the  funds &
                            ("Ridgewood        x         Growth Fund   marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
(the "Trust") ("Power II") ("Power   ("Power IV") ("Power V") " Growth    x
                           III")                                Fund")     x
                                                                          x
                                          ________________________________X__
                                          x                                  x
                                          x                                  x
                                   Ridgewood Capital    Ridgewood Capital
                                   Venture Partners     Venture Partners II
                                       (the "Venture Capital Funds")

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent electric power generation.

(c)  Narrative Description of Business.

     (1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users. The Trust owns the Olinda Project, a five megawatt capacity electric generating plant fueled by methane gas from a local landfill in Brea, Orange County, California. It also owns a preferred limited partnership interest in the Stillwater Project, a 3.5 megawatt hydroelectric facility located on the Hudson River north of Albany, New York. In 1997, the Trust sold its South Boston Project (previously designated as the "Lynchburg Project"), a three megawatt capacity electric generating plant at South Boston, Virginia that burns waste fuel oil prepared in part by an on-site waste oil processing facility. It retained a mortgage on the property and the right to 2% of the gross revenues, if any, earned by that Project in the future. During 1999, the Trust wrote-off its investment in the mortgage.

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

     In addition, effective August 1999 the Trust, through a subsidiary, bought two Caterpillar mobile electric generating units having a total output capacity of 2.35 megawatts. These are rented through an equipment supplier to businesses needing short-term mobile power and are not Qualifying Facilities.

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

     The electricity produced by each Project is sold to the local electric utility company under Power Contracts, or is used on site to power equipment.

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

     All electricity generated by the Project over and above its own requirements is sold to Southern California Edison Company under a long-term power purchase contract which may be terminated by the purchaser no earlier than the end of 2004 on five years' advance notice. The contract price is the greater of 5.8 cents per kilowatt-hour or 85% of the utility's avoided cost. Currently, avoided cost is computed under a formula prescribed by the California Public Utility Commission consisting of a fixed payment for the plant's capacity and a payment per unit of energy delivered that is tied to the cost of spot electric energy on the California Power Exchange. In earlier years, the energy payment had been tied to the cost of natural gas, the fuel used at the plant. The
Commission did not change the 5.8 cent per kwh floor price, which is significantly in excess of both the old and new formula prices. The capacity payments vary seasonally and are significantly higher during the summer peak season.

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

         Congress has created a $3 per barrel of oil equivalent tax credit as an incentive for burning landfill gas (with numerous exceptions and phase-outs). The credit currently expires in 2003. The credit can only be obtained, however, by a seller of landfill gas to an unaffiliated generating facility. Accordingly, neither the Trust nor its Investors are entitled to any tax credit for landfill gas. The profitability of the gas collection system to Ecogas and thus possibly the supply of landfill gas to the Olinda Project is dependent upon whether the credit continues and whether Ecogas meets the credit's requirements.

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

     In spring 1998 Ecogas sustained repeated short-term compressor failures that interrupted delivery of gas to the Project. Although Ecogas obtained used replacement compressors, those replacements in turn failed during July and August 1998, causing a material revenue loss to the Project. The Trust claimed $389,000 as liquidated damages (which approximates the Trust's actual damages) under the amended gas purchase and supply agreement in September 1998 and has offset the claims against the Trust's obligations to Ecogas to pay for delivered gas. Ecogas has informed the Trust that it is obtaining used replacement equipment and is in the process of installing that equipment, and since
September 1998 Ecogas has not had any extended failures to deliver gas. The Trust is monitoring Ecogas's actions to remedy the compressor problems but has not yet reached a conclusion as to the extent of any risk of supply failures in the future.

     An affiliate of DQE operated the Project under an operations and maintenance agreement. For the first five months of 1997, the base fees paid were $1,375,000 and incentive payments totalled an additional $85,000. The operations and maintenance agreement was terminated in June 1997 and Ridgewood Power Management LLC, an affiliate of the Trust's Managing Shareholder, operates the Project. It is reimbursed by the Trust for its actual costs incurred and allocable overhead expenses but will not otherwise be compensated.

     Distributions from the Olinda Project to the Trust in 1999 totalled $1,791,000. Until June 1, 1997, substantially all of the Trust's rights to distributions from its limited partnership interest in the Olinda Project would terminate at the end of 2004. Therefore, until June 1, 1997 the Trust treated distributions in respect of that limited partnership interest in excess of the 15% annual return target as returns of capital. Beginning June 1, 1997, the Trust beneficially owns the entire interest in the Project, and all distributions are being treated as revenues to the Trust.

     The power purchase contract for the Olinda Project expires at the end of 2004. Current spot electricity rates and contract prices are substantially lower than the 5.8 cent per kilowatt-hour floor rate under the existing agreement and are not currently at a level that would allow the Olinda Project to be profitable. Therefore, unless electricity rates increase substantially, operating costs can be substantially reduced or a public subsidy or other incentive for landfill gas use is available, it is unlikely that the Olinda Project will be able to operate profitably after 2004. Further, the federal tax credit for production of landfill gas is scheduled to expire in 2003. and if the credit is not extended or another tax or subsidy incentive is not substituted for it, Ecogas may not be able to operate the collection system under the existing arrangements and the cost of landfill gas fuel to the Project may increase. Finally, the existing landfill gas lease with Orange County, California, expires at the end of 2004 and there is no assurance that it can be extended on favorable terms. You should note that landfill gas is a "greenhouse gas" that promotes global warming and that current U.S. government policy is to encourage burning of landfill gas to reduce local and global environmental harms. This may lead to international, federal or local initiatives that would benefit the Project, but no specific program has been proposed, to the Trust's knowledge.

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

         The Trust has only received a single partial payment of $126,000 in 1994 and does not expect to receive any additional payments for an indefinite period of time. The Stillwater Project has been unable to earn sufficient cash flow to cover its fixed debt service obligations and to pay all of the 22.5% of available cash flow that CIT is entitled to. The Project's revenues are dependent upon water levels in the Hudson River, which have fluctuated significantly in the last six years. During low flow periods, generation is curtailed. The Project's ability to reach projected generation levels requires the use of flashboards during high water periods. The flashboards are removable wood and metal planks that fit over spillways and that increase the level of the water behind the dam by up to two feet. The extra water height behind the dam increases the force of the water through the generation turbines and thus increases power output. However, the flashboards as installed have consistently been ripped from their moorings by high water flows and floating debris, and they cannot be reinstalled during high water periods. Further, state environmental requirements limit the times during which repairs can be made. As a result, power output during high flow periods has not reached projected levels. In addition, even if water flow levels are optimal, the Project is unable to generate the full projected output of 3.5 megawatts of electricity because of a design defect.

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

     Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract with a remaining term of 28 years.

     (iii) South Boston Project. The Trust made an approximately $3.9 million equity investment (including without limitation construction costs and cash advances)in a 3 megawatt electrical generating facility that was constructed in an industrial park near South Boston, Halifax County, Virginia (the "South Boston Project"). From time to time the Trust has also referred to this Project as the "Lynchburg" or the "Halifax" project. The facility used waste oil as its primary fuel source for three refurbished reciprocating diesel engine generators and also included a waste oil treatment facility. The Trust's investment covered all development and construction costs of the facility.

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

     The Trust shut down the South Boston Project in January 1997 and sold it to an unaffiliated third party in December 1997 for a $700,000 promissory note secured by the Project property and the right to receive 2% of any future gross revenues from the Project. The Trust also financed $123,000 of improvements to the Project to enhance its ability to process waste oil. The buyer of the South Boston Project was unable to operate it successfully and closed it in [August]_1999. After examining the potential profitability of the Project and the prospects of selling it to any other business the Trust determined that there was no substantial probability of recovering any of the investment. Although the Trust knows of no environmental problems at the Project, the fact that the buyer was operating the Project as a resource recovery site and the possibility that an unknown or undetectable problem could lead to large environmental liabilities is a major deterrent to sale or operation of the Project. The Trust wrote off the mortgage as being uncollectible effective December 31, 1999.

     (iv) Mobile Power Units. Effective August 1999, the Trust purchased two mobile electric generating units manufactured by Caterpillar Inc. (the "Mobile Power Units"). The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power I, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor) for $710,241. Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing managing the rentals. In 1999, the Trust received $59,000 of distributions from the Mobile Power Units.

         Additional information regarding the Projects is found in the Notes to the Financial Statements.

     (3) Project Operation

     The success of a Qualifying Facility Project is dependent on the ability of the Project to perform efficiently under its Power Contract and is also dependent upon obtaining a necessary fuel supply at reasonable prices (or obtaining rights or licenses in the case of hydropower or geothermal resources). The Olinda Project has a long-term gas supply agreement providing for 100% of its requirements (subject to actual availability of landfill gas) at a fixed price escalated by 3.7% annually through the term. The Stillwater Project has the necessary permits to use hydroelectric resources and thus may use those resources to the extent available. Use of those resources is limited seasonally by the New York State Department of Environmental Conservation to protect fish spawning populations and river quality and is subject to unpredictable local drought and flood conditions.

     The Mobile Power Units are managed by Hawthorne and rented at fixed rates. Their major costs are capital recovery, maintenance, taxes and storage costs; operating costs are borne by the customer. Electricity generated from the Mobile Power Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations. The Mobile Power Units are rented at fixed prices per month and are operated by the renter. Rental periods typically range from one to six weeks.

     The major costs of a Qualifying Facility Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Managing Shareholder has organized Ridgewood Power Management LLC ("RPMCo") to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of the Olinda Project to RPMCo. Like the Managing Shareholder, RPMCo is wholly owned by Robert
E. Swanson. It entered into an "Operation Agreement," effective June 1, 1997, under which RPMCo provides all management, purchasing, engineering, planning and administrative services for the Olinda Project. These services are charged to the Project at RPMCo's cost. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 Certain Relationships and Related Party Transactions for further information regarding the Operation Agreement and RPMCo and for the cost reimbursements received by RPMCo.

         The Stillwater Project is managed by its remaining equity partners and the Trust has no management responsibility for the Project. The Mobile Power Units are managed by Hawthorne. Their major costs are capital recovery, maintenance, taxes and storage costs; operating costs are borne by the customer.

     Electricity produced by a Qualifying Facility Project is delivered to the electric utility purchaser through transmission lines and equipment that are built to interconnect with the utility's existing power grid. The Power Contracts for the Projects require the utility to take all electricity generated up to the Projects' rated capacity and accordingly seasonal fluctuations in demand do not affect the Projects. The price payable to the Olinda Project increases in daylight hours of the summer months when demand peaks, so the Trust attempts to perform maintenance during off-peak periods. Electricity generated from the Mobile Power Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations.

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

     (4)  Developments Affecting Power Contracts.

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Olinda Project and Stillwater Project are Qualifying Facilities with long-term formula-price Power Contracts. Those Power Contracts now provide for rates in excess of current short-term rates for purchased power. There had been speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and each state regulator that has addressed the issue have ruled that existing Power Contracts will not be affected by their deregulation initiatives. Instead, the state of California, as with most other state plans for deregulation of the electric power industry, is treating the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period that ends in 2003 in California. This is done by imposing a transition fee or surcharge on rates that is paid to the utility. This alternative, which is being implemented in California, may reduce incentives to invalidate the Olinda Project's Power Contract. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges.

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

     The Mobile Power Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. To some extent local or governmental electricity utilities also compete to provide short-term electricity in less-remote areas. Hawthorne owns many units in its rental fleet but has agreed to market the Trust's Units on a basis at least as favorable at it does for its own equipment. Demand for the Units is heavily dependent on the level of construction and civil engineering work in the Southern California area and on the availability of equipment from vendors, other area rental fleets and, to a limited extent, from outside-of-area fleets. Demand can be very volatile. Further, Hawthorne may cancel the rental arrangement on short notice.

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

     (E) Mobile Power Units. The Mobile Power Units, as temporary on-site units operated by the electricity consumer, are not subject to economic regulation in California or most other juridictions. If a Unit were rented by a regulated utility, that utility might be subject to economic regulation but the rental fee for the Unit would probably not be directly regulated. There might be an indirect regulatory effect to the extent that the utility were regulated as to the rental price it would be authorized to pay. Under current conditions in California, this is unlikely.

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

     In any case, Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. Non-Qualifying Facility Projects in fixed locations will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then entitled to emit sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a broad market for those allowances will develop or continue, although efforts have been made by certain commodities exchanges to create a market.

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

         Title V of the Clean Air Act Amendments requires states to create a new, ongoing licensing system for existing sources of air emissions. The Trust has filed an application under Title V for the Olinda Project. The Title V requirements are not currently materially different from the Project's existing limitations but the process of prosecuting the application is time-consuming and extremely technical.

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

     The Trust's Projects are subject to and comply with the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

         The Mobile Power Units, which do not have a fixed location, are subject to differing air quality standards that depend in part on the locations of use, the amount of time and time periods of use and the quantity of pollutants emitted. The Trust believes that the Units as used comply with all applicable air quality rules.

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

     On May 26, 1994, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On June 25, 1994, the election and registration became effective. As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The Board of the Trust is comprised of Ridgewood Power and three individuals, John C. Belknap, Dr. Richard D. Propper and Seymour Robin, who also serve as independent trustees of Ridgewood Electric Power Trust IV and the Ridgewood Power Growth Fund, a two similar programs sponsored by the Managing Shareholder, but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 -- Directors and Executive Officers below.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 1999.

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

(b)  Holders.

     As of the date of this Form 10-K, there are 218 holders of record of Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years 1998 and 1999:

                                      Year ended      Year ended
                                     December 31,     December 31,
                                         1999              1998
Total distributions to Investors      $1,297,654        $1,310,319
Distributions per Investor Share         12,300             12,420
Total distributions to
 Managing Shareholder                    13,108             13,326

     The Trust converted to a quarterly distribution schedule (February, May, August and November) in May 1999. While the Trust expects to make quarterly distributions, the Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Selected Financial Data
                                 As of and for the year ended December 31,
                            1999       1998        1997         1996      1995
Total Fund Information:

Net project revenues    $1,850,230  $2,049,728  $ 1,851,763   $606,863  $552,769
Net income (loss)        1,333,461   1,963,215    1,316,797    496,802   418,417
Net assets (share-
 holders' equity)        7,655,502   7,632,803    6,993,143  6,604,641 6,916,437
Investments in power
 generation limited
 partnerships            6,583,781   6,560,616    6,515,771  7,177,875 7,207,846
Total assets            $7,766,845   7,710,882   $7,668,271  7,505,197 7,531,306
Per Investor Share
  Project revenues        $ 17,537     $19,429      $17,552     $5,752    $5,240
  Expenses                   5,559       1,390        5,917      1,069    $1,273
  Net income (loss)         12,639      18,609       12,481      4,709     3,966
  Net asset value          $72,564     $72,349      $66,286    $62,832   $65,559
Distributions per
  Investor Share           $12,300     $12,420      $ 8,711    $ 7,588   $ 8,025



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

Results of Operations Year ended December 31, 1999 compared to year ended December 31, 1998

Total revenue decreased 9.0% to $1,920,000 from $2,110,000 in 1998, primarily due to a 12.6% decrease in income from the Olinda Project to $1,792,000 from $2,050,000 in 1998. The decrease in income from the Olinda Project was a result of higher maintenance costs and was partially offset by $59,000 of income from the two mobile power modules acquired in August 1999.

Total expenses increased by $440,000 (299.3%) to $587,000 from $147,000 in 1998.
The primary cause of the increase was a writedown in 1999 of the Trust's note receivable from the sale of the South Boston Project. All other 1999 Trust expenses were comparable to those of 1998.

Results of Operations Year ended December 31, 1998 compared to year ended December 31, 1997

Total revenue increased 8.7% to $2,110,000 in 1998 from $1,941,000 in 1997, due to a 19.2% increase in income from the Olinda Project to $2,050,000 in 1998 from $1,720,000 in 1997. The increase is a result of the Trust increasing its investment in the Olinda Project on June 1, 1997 from a 15% cumulative priority return on its original investment of $3,103,000 to 100% ownership. The increase in revenue from the Olinda Project was partially offset by the absence of revenue from the South Boston Project (also known as the Lynchburg Project) which was sold in 1997. The Trust recorded income of $132,000 from the South Boston Project in 1997.

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

Liquidity and Capital Resources

In 1999, the balance of cash and cash equivalents did not change significantly, reflecting that cash from operations of $1,315,000 was approximately equal to distributions to shareholders of $1,311,000. The cash from operations includes a deduction for two Caterpillar power modules purchased in 1999 for $710,000. The Trust rents the power modules to domestic and international customers. Distributions to shareholders did not change significantly, decreasing 1% to $1,311,000 in 1999 from $1,324,000 in 1998.

On June 6, 1997, Brea entered into a revolving credit agreement with Fleet Bank, N.A. (the "Bank") whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. Outstanding borrowings bear interest at the Bank's prime rate or, at Brea's choice, at LIBOR plus 2.5%. At December 31, 1999 and 1998, there were no borrowings outstanding under the credit facility. The credit agreement requires Brea to maintain a ratio of total debt to tangible net worth of no more than 1 to 1. The Trust guaranteed the obligations of Brea under the credit facility. Obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to distribute to shareholders as much cash as is prudent.

The Trust anticipates that its cash flow from operations during 2000 will be adequate to fund its obligations.

Year 2000 Remediation.

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have occurred or been discovered through March 30, 2000.

     The accounting, network and financial packages for the Ridgewood companies were basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder estimates that the Trust's allocable portion of the cost of those upgrades is approximately $200.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated during 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. Some sub-systems were remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years was approximately $3,000 and was approximately $2,800 for 1999.

     The Olinda electric generating facilities were reviewed by personnel from RRPMCo to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. None were found. To date the Trust has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Trust's share of the costs of the consultant's review and of any minor upgrades or rehabilitation was less than $25,000.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. No material adverse effects from customers' or suppliers' year 2000 non-compliance have occurred.

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

                              December 31, 1999

                                        Expected Maturity Date
                                                2000
                                    (U.S. $)

Bank Deposits and Certificates
  of Deposit                             $1,142,009
Average interest rate                         5.6%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                      F-2
Balance Sheet at December 31, 1999 and 1998            F-3
Statement of Operations for the three years ended
  December 31, 1999                                    F-4
Statement of Changes in Shareholders' Equity
  for the three years ended December 31, 1999          F-5
Statement of Cash Flows for the three years
  ended December 31, 1999                              F-6
Notes to Financial Statements                   F-7 to F-10

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is or will be owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Trust since its inception in 1991 and as President of RPMCo, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholder, RPMCo, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 53, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, four other trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of the Ridgewood Capital Venture Partners I and II funds.

     Mr. Quinn has 32 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2001 [assumes approval by board] and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

     The Independent Trustees of the Trust are John C. Belknap, Dr. Richard D. Propper and Seymour Robin. Mr. Belknap, Dr. Propper and Mr. Robin also serve as independent trustees for Ridgewood Power IV and the Growth Fund. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 53, has been chief financial officer of three national retail chains and their parent companies. He currently is an independent financial consultant associated with Dr. Propper. From July 1997 to [August 1999], he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

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

     Dr. Richard D. Propper, age 51, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the first two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.

         Seymour (Si) Robin, age [72], has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

         Mr. Robin holds degrees in mechanical and electrical engineering from Montreal Technical Institute and U.C.L.A. He is an FAA-certified pilot (multi-engine, instrument, land and sea ratings) since 1966. He has received the AMC Airline Voltaire Award for the Most Outstanding Contribution to Airline Avionics in the Past 50 Years. He also owns significant interests in commercial and residential real estate in the southwest U.S. Mr. Robin was elected as an Independent Trustee by the two other Independent Trustees and Mr. Swanson in January 2000. He also serves as an Independent Trustee of Trust IV and of the Growth Fund.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property will be in the name of the Trust if possible or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power II - V and the Growth Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1999.

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

     Douglas V. Liebschner, age 53, joined RPMCo in June 1996 as Vice President of Operations. He has over 28 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1999 and 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

     In 1999 and 1998, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

 Fee                 Paid to    1999        1998        1997      1996      1995
Management fee   Managing      $76,331     $69,931     $67,483   $49,255 $86,510
                 Shareholder
Cost
 reimbursements  RPMCo       1,912,474   1,771,554   1,853,994 1,098,910      0

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 1999.

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

     Signature                  Title                       Date

RIDGEWOOD ELECTRIC POWER TRUST I (Registrant)

By: /s/Robert E. Swanson        President and Chief          March 30, 2000
     Robert E. Swanson          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/Robert E. Swanson      President and Chief       March 30, 2000
     Robert E. Swanson         Executive Officer

By: /s/Martin V. Quinn         Senior Vice President and
     Martin V. Quinn           Chief Financial Officer   March 30, 2000

By: /s/Christopher I. Naunton  Director of Accounting    March 30, 2000
     Christopher I. Naunton

       RIDGEWOOD POWER LLC           Managing Shareholder

By: /s/Robert E. Swanson           President             March 30, 2000
      Robert E. Swanson

    /s/Robert E. Swanson *         Independent Trustee   March 30, 2000
      John C. Belknap

    /s/Robert E. Swanson *         Independent Trustee   March 30, 2000
      Dr. Richard D. Propper

    /s/Robert E. Swanson  *        Independent Trustee   March 30, 2000
      Seymour Robin

*  As attorney-in-fact for the Independent Trustee

               Ridgewood Electric Power Trust I

                         Financial Statements

               December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust I:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I (the "Trust") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments valued at $6,583,781 and $6,560,616 (86% of shareholders' equity) as of December 31, 1999 and 1998, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000


                                      (F2)

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                -----------    -----------
Assets:

Investments in power generation projects ....   $ 6,583,781    $ 6,560,616
Cash and cash equivalents ...................     1,142,009      1,138,102
Due from affiliates .........................          --            5,342
Other assets ................................        41,055          6,822
                                                -----------    -----------

 Total assets ...............................   $ 7,766,845    $ 7,710,882
                                                -----------    -----------


Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses .......   $    61,116    $    29,409
Due to affiliates ...........................        50,227         48,670
                                                -----------    -----------

 Total liabilities ..........................       111,343         78,079
                                                -----------    -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
   outstanding) .............................     7,669,106      7,646,634
Managing shareholder's accumulated deficit ..       (13,604)       (13,831)
                                                -----------    -----------

 Total shareholders' equity .................     7,655,502      7,632,803
                                                -----------    -----------

 Total liabilities and shareholders' equity .   $ 7,766,845    $ 7,710,882
                                                -----------    -----------






                 See accompanying notes to financial statements.
                                      (F3)

Ridgewood Electric Power Trust I
Statement of Operations
--------------------------------------------------------------------------------

                                        Year Ended December 31,
                                  ------------------------------------
                                     1999        1998          1997
                                  ----------   ---------    ----------
Revenue:
  Income from power generation
   projects                       $1,850,230   $2,049,728   $1,851,763
   Interest income ............       69,746       60,153       89,312
                                  ----------   ----------   ----------
     Total revenue ............    1,919,976    2,109,881    1,941,075
                                  ----------   ----------   ----------

Expenses:
  Accounting and legal fees ...       43,141       41,176      136,347
  Management fee ..............       76,331       69,931       67,483
  Writedown of power generation
   projects ...................      422,019         --        400,000
  Miscellaneous ...............       45,024       35,559       20,448
                                  ----------   ----------   ----------
     Total expenses ...........      586,515      146,666      624,278
                                  ----------   ----------   ----------

     Net income ...............   $1,333,461   $1,963,215   $1,316,797
                                  ----------   ----------   ----------



                 See accompanying notes to financial statements.

                                      (F4)

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                           Managing
                          Shareholders   Shareholder       Total
                          -----------    -----------    -----------

Shareholders' equity,
 January 1, 1997 ......   $ 6,628,753    $   (24,112)   $ 6,604,641

Cash distributions ....      (919,012)        (9,283)      (928,295)

Net income for the year     1,303,629         13,168      1,316,797
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 1997 ....     7,013,370        (20,227)     6,993,143

Cash distributions ....    (1,310,319)       (13,236)    (1,323,555)

Net income for the year     1,943,583         19,632      1,963,215
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 1998 ....     7,646,634        (13,831)     7,632,803

Cash distributions ....    (1,297,654)       (13,108)    (1,310,762)

Net income for the year     1,320,126         13,335      1,333,461
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 1999 ....   $ 7,669,106    $   (13,604)   $ 7,655,502
                          -----------    -----------    -----------





                 See accompanying notes to financial statements.

                                      (F5)

Ridgewood Electric Power Trust I
Statement of Cash Flows
--------------------------------------------------------------------------------

                                             Year Ended December 31,
                                    -----------------------------------------
                                       1999          1998            1997
                                    -----------    -----------    -----------

Cash flows from operating
 activities:
Net income ......................   $ 1,333,461    $ 1,963,215    $ 1,316,797
                                    -----------    -----------    -----------
Adjustments to reconcile net
 income to net cash flows from
 operating activities:
 Writedown of power generation
  projects ......................       422,019           --          400,000
 Investments in power generation
  projects ......................      (445,184)        (4,129)    (3,260,437)
 Return of investment in power
  generation project ............          --             --        3,259,153
 Changes in assets and
  liabilities:
  Decrease (increase) in due
   from affiliates ..............         5,342         (5,342)       345,454
  Increase in notes receivable
   from the Lynchburg Project ...          --          (40,716)       (82,066)
  (Increase) decrease in other
   assets .......................       (34,233)       103,110       (109,932)
  Increase (decrease) in accounts
   payable and accrued expenses .        31,707       (645,719)       603,979
  Increase (decrease) in due to
   affiliates ...................         1,557         48,670       (829,407)
                                    -----------    -----------    -----------

  Total adjustments .............       (18,792)      (544,126)       326,744
                                    -----------    -----------    -----------

Net cash provided by operating
 activities .....................     1,314,669      1,419,089      1,643,541
                                    -----------    -----------    -----------

Cash flows from financing
 activities:
Cash distributions to
 shareholders ...................    (1,310,762)    (1,323,555)      (928,295)
                                    -----------    -----------    -----------

Net cash used in financing
 activities .....................    (1,310,762)    (1,323,555)      (928,295)
                                    -----------    -----------    -----------

Net increase in cash and cash
 equivalents ....................         3,907         95,534        715,246
                                    -----------    -----------    -----------

Cash and cash equivalents,
 beginning of year ..............     1,138,102      1,042,568        327,322
                                    -----------    -----------    -----------

Cash and cash equivalents,
 end of year ....................   $ 1,142,009    $ 1,138,102    $ 1,042,568
                                    -----------    -----------    -----------






                 See accompanying notes to financial statements.

                                      (F6)

Ridgewood Electric Power Trust I
Notes to Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

     Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991, by Ridgewood Power LLC (formerly Ridgewood Power Corporation) acting as the general partner. On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, called Ridgewood Electric Power Trust I (the "Trust"). Effective July 25, 1994, the Trust elected to be treated as a "Business Development Company" ("BDC") under the Investment Company Act of 1940 and registered its shares under the Securities Act of 1934. In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units. Ridgewood Power LLC is the sole managing shareholder.

     The Trust invests in independent power generation facilities and other power generation assets. These independent power generation facilities include small power production facilities which produce electricity from landfill gas and water.

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

3.  Investments in Power Generation Projects

     The Trust had the following investments in power generation projects:

                              Fair values as of December 31,
                                  -----------------------
                                    1999        1998
                                  ----------   ----------
Brea Power Partners, L.P. .....   $5,273,540   $5,542,101
Ridgewood Mobile Power I, LLC .      710,241         --
RW Power Partners, L.P. .......         --        418,515
Stillwater Hydro Partners, L.P.      600,000      600,000
                                  ----------   ----------
                                  $6,583,781   $6,560,616
                                  ----------   ----------

     The Trust's distribution income from the projects was as follows:

                                      (F7)

                                  For the Year Ended December 31,
                                ------------------------------------
                                   1999         1998         1997
                                ----------   ----------   ----------
Brea Power Partners, L.P. ...   $1,791,167   $2,049,728   $1,720,252
Ridgewood Mobile Power I, LLC       59,063         --           --
RW Power Partners, L.P. .....         --           --        131,511
                                ----------   ----------   ----------
                                $1,850,230   $2,049,728   $1,851,763
                                ----------   ----------   ----------

     Brea Power Partners, L.P. (known as the Olinda project)
     In October 1994, the Trust invested in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. The facility has been in continuous operation for 10 years and is located in Olinda, California.

     Prior to June 1, 1997, the Trust was entitled to receive, in any year, the lesser of the preference amount (as defined in the Partnership Agreement) or 98% of the annual distribution, plus 25% of the excess of the annual distribution over the preference amount of the Brea Partnership until the Trust has received a cumulative 15% return on its original investment. After such time, the amount the Trust would be entitled to would decrease to 5% of net cash flows. The Trust received distributions from Brea Partnership of $162,938 for the five months ended May 31, 1997.

     On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea and now owns 100% of the Olinda Project. The purchase price of $2,813,400 included a cash payment to the sellers of $2,256,500, the assumption of liabilities of $441,100 and acquisition costs of $115,800. In the second half of 1997, the Trust invested an additional $661,600 in Brea for working capital. At December 31, 1999 and 1998, The Trust's total investment in Brea was $5,273,540 and $5,542,101, respectively. The Trust received distributions from Brea of $1,791,167, $2,049,728 and $1,557,314 during the years ended December 31, 1999 and 1998 and seven months ended December 31, 1997, respectively, which have been recorded as income.

     Ridgewood Mobile Power I, LLC
     Effective August 1999, the Trust, through a subsidiary, acquired two Caterpillar mobile power modules with a total capacity of 2.35 megawatts for $710,241. These modules are rented to domestic and international customers. The Trust pays Hawthorne Power Systems, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. For the year ended December 31, 1999, the Trust recorded $59,063 of net revenue from the units.

     RW Power Partners, L.P. (known as the Lynchburg project)
     In October 1992, the Trust acquired a limited partnership interest in RW Power Partners, L.P. ("RWPP") which provided construction funding of a 3 megawatt project using waste oil as its primary fuel source located in South Boston, Virginia. Commercial operations began in June 1993.

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

                                      (F8)

     As a result of the operating restrictions and cancellation of the power purchase contract included in the VEPCO settlement, the operation of the Lynchburg Project facilities was suspended in January 1997.

     During the fourth quarter of 1997, the Trust sold the Lynchburg Project to a privately-held, unaffiliated processor of waste oil for $700,000 in the form of an 8%, seven-year, promissory note, secured by a mortgage on the Project, and the right of the Trust to receive 2% of the Project's gross revenues for an indefinite period. Due to the uncertainty surrounding the Trust's ability to collect the note receivable, the fair value of the Trust's investment was not adjusted from $290,983 during the first quarter of 1997. From 1997 to 1999, the Trust provided loans totaling $125,000 to finance additional capital improvements at the Project, secured by the mortgage, which were included in the investment balance.

     In 1999, the privately held unaffiliated processor ceased operations at the Lynchburg Project. Operations are not expected to resume and the ability of the Trust to recover its investment is doubtful. As a result, the Trust wrote down its investment in the Project to its estimated fair value of zero and recorded a loss of $422,019.

     Stillwater Hydro Partners, L.P.
     On October 31, 1991, the Trust acquired a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York (the "Stillwater Project"). At the time of the investment, the project was under construction and commenced operations in May 1993. Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract that expires in 2028.

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

     The ultimate ability of the project to meet its payment obligations to the Trust is dependent on the actual operating performance of the Stillwater Project, which, in turn, is largely dependent upon water levels in the Hudson River. Since 1995, water levels in the Hudson River basin have frequently been below normal. As a result of the low water levels, the operating results of the project were insufficient to meet its debt payments, and accordingly, no distributions were made to the Trust since 1994.

     As a result, all available cash flow from the Stillwater Project is being applied to meet debt service requirements. Until water flows return to expected levels, repairs are completed and the current arrears in debt servicing are paid, it appears likely that most, if not all, of the payments due to the Trust will be carried forward, with interest, into subsequent years.

     Due to uncertainty surrounding the timing of payments to the Trust, in 1997 the Trust wrote down its investment in the Stillwater Project to the net present value of anticipated payments and recorded a loss of $400,000. At December 31, 1999 and 1998, the Trust's net investment in the Stillwater Project was $600,000.

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

                                      (F9)

     On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1% of the net assets of the Trust payable monthly. During 1999, 1998 and 1997, the Trust paid management fees to the managing shareholder of $76,331, $69,931 and $67,483, respectively.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 15% per annum of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     The managing shareholder and affiliates own, in the aggregate, 3.0 shares of the Trust with a cost of $273,000.

     In connection with the construction of the waste oil facility at the Lynchburg Project, the managing shareholder advanced $570,057 in 1995 and $259,350 in 1996 to the Trust to fund a portion of the Trust's investment in the waste oil facility. No interest was charged on the advances. When the Trust received the settlement proceeds described in Note 3 - Investments in Power Generation Limited Partnerships in January 1997, all of the outstanding advances were repaid to the managing shareholder without interest.

     In 1996, under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Lynchburg Project. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1997, Ridgewood Management charged the Lynchburg Project $78,275 for overhead items allocated in proportion to the amount invested in projects managed, and charged the Lynchburg Project for all of the remaining direct operating and non-operating expenses incurred during the period. During the year ended December 31, 1999 and 1998 and the seven month period ended December 31, 1997, Ridgewood Management charged the Olinda Project $163,480, $128,257 and $30,382, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Olinda Project for all of the remaining direct operating and non-operating expenses incurred during the period.

5.       Revolving Line of Credit Facility

     On June 6, 1997, the Brea Partnership entered into a revolving credit agreement with its principal bank whereby the Bank provided a five year committed line of credit facility of $750,000 which decreases by $100,000 on each anniversary of the facility. The Trust guaranteed the obligations of the Brea Partnership under the credit facility. Outstanding borrowings bear interest at the Bank's prime rate or, at the Brea Partnership's choice, at LIBOR plus 2.5%. At December 31, 1999 and 1998, there were no borrowings outstanding under the credit facility.

                                     (F10)