Form 10-Q
period 2000-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2000-05-15
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

Delaware                                   22-3105824
(State or                               (I.R.S. Employer
other jurisdiction of                   Identification No.)
incorporation or organization)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                                 March 31, 2000

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                             March 31, 2000   December 31, 1999
                                                (unaudited)
                                                -----------    -----------
Assets:
Investments in power generation projects ....   $ 6,537,287    $ 6,583,781
Cash and cash equivalents ...................     1,238,342      1,142,009
Due from affiliates .........................         1,111           --
Other assets ................................           732         41,055
                                                -----------    -----------
          Total assets ......................   $ 7,777,472    $ 7,766,845
                                                -----------    -----------

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses .......   $    28,338    $    61,116
Due to affiliates ...........................        56,277         50,227
                                                -----------    -----------
          Total liabilities ................         84,615        111,343

Commitments and contingencies ...............          --             --
Shareholders' equity:
Shareholders' equity (105.5 shares issued and
 outstanding)                                     7,706,088      7,669,106
Managing shareholder's accumulated deficit ..       (13,231)       (13,604)
                                                -----------    -----------
          Total shareholders' equity ........     7,692,857      7,655,502
                                                -----------    -----------
          Total liabilities and shareholders'
              equity ........................   $ 7,777,472    $ 7,776,845
                                                -----------    -----------





                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------
                                           Three Months Ended
                                           March 31,  March 31,
                                            2000        1999
                                          ---------    -------
Revenue:
   Income from power generation projects   $430,969   $299,763
   Interest income .....................     12,729     24,727
                                          ---------    -------
      Total revenue ....................    443,698    324,490
                                          ---------    -------

Expenses:
   Accounting and legal fees ...........     10,261     19,738
   Management fee ......................     19,139     19,082
   Miscellaneous .......................      2,860      7,235
                                          ---------    -------
      Total expenses ...................     32,260     46,055
                                          ---------    -------

Net income .............................   $411,438   $278,435
                                          ---------    -------





                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                            Managing
                            Shareholders   Shareholder     Total
                            -----------   ------------    -----------
Shareholders' equity,
 December 31, 1999 ......   $ 7,669,106    $   (13,604)   $ 7,655,502

Cash distributions ......      (370,342)        (3,741)      (374,083)

Net income for the period       407,324          4,114        411,438
                            -----------   ------------    -----------
Shareholders' equity,
 March 31, 2000 .........   $ 7,706,088    $   (13,231)   $ 7,692,857
                            -----------   ------------    -----------





                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                 March 31, 2000   March 31, 1999
                                                     -----------    -----------
Cash flows from operating activities:
 Net income ......................................   $   411,438    $   278,435
                                                     -----------    -----------
 Adjustments to reconcile net income to net cash
  flows from operating activities
  Return of investment in power generation project        46,494        195,732
  Changes in assets and liabilities:
   (Increase) decrease in due from affiliates ....        (1,111)           458
   Decrease (increase) in other assets ...........        40,323         (7,563)
   (Decrease) increase in accounts payable
    and accrued expenses .........................       (32,778)         5,188
   Increase in due to affiliates .................         6,050         30,004
                                                     -----------    -----------
     Total adjustments ...........................        58,978        223,819
                                                     -----------    -----------
     Net cash provided by operating activities ...       470,416        502,254
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ..........      (374,083)      (338,883)
                                                     -----------    -----------
     Net cash used in financing activities .......      (374,083)      (338,883)
                                                     -----------    -----------

Net increase in cash and cash equivalents ........        96,333        163,371

Cash and cash equivalents, beginning of year .....     1,142,009      1,138,102
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,238,342    $ 1,301,473
                                                     -----------    -----------








                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained to fund capital expenditures.

Results of Operations

         Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

Total revenue increased 36.7% to $444,000 in the first quarter of 2000 from $324,000 in the first quarter of 1999, due to a $131,000 increase in income from the Olinda Project partially offset by a decrease of $12,000 in interest income. The first quarter 1999 results from the Olinda Project reflected slightly lower revenues resulting from shutdowns for maintenance and higher maintenance costs which did not recur in the first quarter 2000.

Total expenses of $32,000 in the first quarter of 2000 were comparable to the $46,000 incurred in the same period in 1999.


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

Total expenses of $46,000 in the first quarter of 1998 were comparable to the $35,000 incurred in the same period in 1998.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to making distributions to shareholders of available operating cash flow generated by its investments, payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust's policy is to make regular quarterly distributions to shareholders of as much cash as is prudent.

The Trust anticipates that its cash flow during 2000 will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Trust's most recent Annual Report on Form 10-K.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

PART II - OTHER INFORMATION

None.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                                         Registrant


May 15, 2000                        By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)