Form 10-Q
period 2000-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2000-08-14
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                                  June 30, 2000

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                                                    December 31,
                                                  June 30, 2000         1999
                                                     ----------     -----------
                                                    (unaudited)
Assets:
Investments in power generation projects .........   $ 6,654,468    $ 6,583,781
Cash and cash equivalents ........................     1,122,714      1,142,009
Other assets .....................................        63,133         41,055
                                                     -----------    -----------

          Total assets ...........................   $ 7,840,315    $ 7,766,845
                                                     -----------    -----------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ............   $    23,945    $    61,116
Due to affiliates ................................        66,993         50,227
                                                     -----------    -----------

     Total liabilities ...........................        90,938        111,343
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
    outstanding) .................................     7,762,043      7,669,106
Managing shareholder's accumulated deficit .......       (12,666)       (13,604)
                                                     -----------    -----------

     Total shareholders' equity ..................     7,749,377      7,655,502
                                                     -----------    -----------

     Total liabilities and shareholders' equity ..   $ 7,840,315    $ 7,766,845
                                                     -----------    -----------










                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                     Six Months Ended       Three Months Ended
                                    --------------------    --------------------
                                    June 30,   June 30,     June 30,    June 30,
                                      2000       1999        2000        1999
                                    --------    --------    --------    --------
Revenue:
Income from power
 generation projects ...........    $870,479    $576,601    $439,510    $276,838
Interest income ................      41,996      41,113      29,267      16,386
                                    --------    --------    --------    --------
 Total revenue .................     912,475     617,714     468,777     293,224
                                    --------    --------    --------    --------

Expenses:
Accounting and legal fees ......      19,589      25,928       9,328       6,190
Management fee .................      38,278      31,804      19,139      12,722
Miscellaneous ..................      13,968      28,813      11,108      21,578
                                    --------    --------    --------    --------
 Total expenses ................      71,835      86,545      39,575      40,490
                                    --------    --------    --------    --------

Net income .....................    $840,640    $531,169    $429,202    $252,734
                                    --------    --------    --------    --------














                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                                    Managing
                                    Shareholders    Shareholder       Total
                                    -----------     -----------     -----------

Shareholders' equity,
 December 31, 1999 .............    $ 7,669,106     $   (13,604)    $ 7,655,502

Cash distributions .............       (739,297)         (7,468)       (746,765)

Net income for the period ......        832,234           8,406         840,640
                                    -----------     -----------     -----------

Shareholders' equity,
 June 30, 2000 .................    $ 7,762,043     $   (12,666)    $ 7,749,377
                                    -----------     -----------     -----------
















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                          Six Months Ended
                                                    ---------------------------
                                                  June 30, 2000    June 30, 1999
                                                    -----------    ------------
Cash flows from operating
  activities:
Net income .....................................    $   840,640     $   531,169
                                                    -----------     -----------
Adjustments to  reconcile
 net  income  to net  cash
 flows  from  operating
 activities:
 Additional investment in power
  generation project ...........................        (70,687)           --
 Return of investment in power
  generation project ...........................           --           230,939
 Changes in assets and liabilities:
  Decrease in due from affiliates ..............           --               428
  Increase in other assets .....................        (22,078)         (5,867)
  (Decrease) increase in accounts
   payable and accrued expenses ................        (37,171)          4,469
  Increase in due to affiliates ................         16,766          15,781
                                                    -----------     -----------

  Total adjustments ............................       (113,170)        245,750
                                                    -----------     -----------

  Net cash provided by operating
   activities ..................................        727,470         776,919
                                                    -----------     -----------


Cash flows from financing activities:
Cash distributions to shareholders .............       (746,765)       (564,805)
                                                    -----------     -----------

  Net cash used in financing activities ........       (746,765)       (564,805)
                                                    -----------     -----------


Net (decrease) increase in
 cash and cash equivalents .....................        (19,295)        212,114

Cash and cash equivalents, beginning of year ...      1,142,009       1,138,102
                                                    -----------     -----------

Cash and cash equivalents, end of period .......    $ 1,122,714     $ 1,350,216
                                                    -----------     -----------











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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsDollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust as cash distributions are received from the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Projects to fund capital expenditures.

Results of Operations

Total revenue increased 47.6% to $912,000 in the first six months of 2000 from $618,000 in the first six months of 1999 due to a $203,000 increase in income from the Olinda Project and $91,000 of income from the Hawthorne engines which were acquired in the second half of 1999. Total revenue increased 60.1% to $469,000 in the three months ended June 30, 2000 from $293,000 in the same period in 1999 due to a $129,000 increase in income from the Olinda Project and $34,000 of income from the Hawthorne engines which were acquired in the second half of 1999. The increased revenue from the Olinda Project reflects higher revenues and lower maintenance costs resulting from reduced shutdowns for maintenance.

Total expenses of $72,000 in the first six months of 2000 and $40,000 in the three months ended June 30, 2000 were comparable to the $87,000 and $40,000, respectively, incurred in the same periods in 1999.

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

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                       Registrant


August 14, 2000                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                            Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)