Form 10-Q
period 2000-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2000-11-14
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

    Delaware                                   22-3105824
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                               September 30, 2000

Ridgewood Electric Power Trust I
Balance Sheet

--------------------------------------------------------------------------------

                                               September 30,    December 31,
                                                     2000           1999
                                                 -----------    -----------
                                                 (unaudited)
Assets:
Investments in power generation projects .....   $ 6,906,986    $ 6,583,781
Cash and cash equivalents ....................     1,415,329      1,142,009
Other assets .................................        40,592         41,055
                                                 -----------    -----------

    Total assets .............................   $ 8,362,907    $ 7,766,845
                                                 -----------    -----------

Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ........   $    49,407    $    61,116
Due to affiliates ............................        96,647         50,227
                                                 -----------    -----------

    Total liabilities ........................       146,054        111,343
                                                 -----------    -----------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
    outstanding) .............................     8,224,843      7,669,106
Managing shareholder's accumulated deficit ...        (7,990)       (13,604)
                                                 -----------    -----------

    Total shareholders' equity ...............     8,216,853      7,655,502
                                                 -----------    -----------

    Total liabilities and shareholders' equity   $ 8,362,907    $ 7,766,845
                                                 -----------    -----------




















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended       Three Months Ended
                            -----------------------   -----------------------
                          September 30, September 30 September 30, September 30,
                               2000        1999          2000          1999
                            ----------   ----------   ----------   ----------
Revenue:
Income from power
 generation projects ....   $1,752,986   $1,482,639   $  882,507   $  906,038
Interest income .........       64,564       56,482       22,568       15,369
                            ----------   ----------   ----------   ----------
 Total revenue ..........    1,817,550    1,539,121      905,075      921,407
                            ----------   ----------   ----------   ----------

Expenses:
Accounting and legal fees       54,889       34,008       35,300        8,080
Management fee ..........       67,250       57,248       28,972       25,444
Miscellaneous ...........       14,320       36,732          352        7,919
                            ----------   ----------   ----------   ----------
 Total expenses .........      136,459      127,988       64,624       41,443
                            ----------   ----------   ----------   ----------

Net income ..............   $1,681,091   $1,411,133   $  840,451   $  879,964
                            ----------   ----------   ----------   ----------

















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders   Shareholder      Total
                            -----------    -----------    -----------
Shareholders' equity,
 December 31, 1999 ......   $ 7,669,106    $   (13,604)   $ 7,655,502

Cash distributions ......    (1,108,543)       (11,197)    (1,119,740)

Net income for the period     1,664,280         16,811      1,681,091
                            -----------    -----------    -----------
Shareholders' equity,
 September 30, 2000 .....   $ 8,224,843    $    (7,990)   $ 8,216,853
                            -----------    -----------    -----------



















                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                  Nine Months Ended
                                               --------------------------
                                             September 30,    September 30,
                                                  2000           1999
                                               -----------    -----------
Cash flows from operating activities:
Net income .................................   $ 1,681,091    $ 1,411,133
                                               -----------    -----------
Adjustments to  reconcile  net
 income  to net  cash  flows
 from  operating activities:
Additional investment in power
 generation project ........................      (323,205)       (36,855)
Changes in assets and liabilities:
 Decrease in due from affiliates ...........          --              427
 Decrease (increase) in other assets .......           463         (1,201)
 (Decrease) increase in accounts
  payable and accrued expenses .............       (11,709)        33,990
 Increase (decrease) in due to
  affiliates ...............................        46,420         (3,850)
                                               -----------    -----------
  Total adjustments ........................      (288,031)        (7,489)
                                               -----------    -----------
Net cash provided by operating
 activities ................................     1,393,060      1,403,644

                                               -----------    -----------
Cash flows from financing activities:
Cash distributions to shareholders .........    (1,119,740)      (937,781)
                                               -----------    -----------

Net cash used in financing activities ......    (1,119,740)      (937,781)
                                               -----------    -----------

Net increase in cash and cash equivalents ..       273,320        465,863

Cash and cash equivalents, beginning of year     1,142,009      1,138,102
                                               -----------    -----------

Cash and cash equivalents, end of period ...   $ 1,415,329    $ 1,603,965
                                               -----------    -----------







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

Results of Operations

Total revenue increased 18.1% to $1,818,000 in the first nine months of 2000 from $1,539,000 in the first nine months of 1999 due to a $146,000 increase in income from the Olinda Project and $115,000 of income from the Hawthorne engines which were acquired in the second half of 1999. The increased income for the Olinda Project is attributable to lower maintenance expenses. Total revenue decreased 1.8% to $905,000 in the three months ended September 30, 2000 from $921,000 in the same period in 1999 mainly due to lower revenues from the Olinda Project.

Total expenses of $136,000 in the first nine months of 2000 and $65,000 in the three months ended September 30, 2000 were comparable to the $128,000 and $41,000, respectively, incurred in the same periods in 1999. Higher accounting and legal costs are the reason for three months ended September 30, 2000 increase over the same period prior year.

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

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the note to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

Stillwater Hydroelectric Project

On November 2, 2000, the parties came to a settlement of the arbitration proceeding brought by the two other owners of the Stillwater Project. In that arbitration, the Trust had argued that its preferred distribution rights should compound so that any shortfalls in the 12% annual target distributions to the Trust would increase the Trust's equity and thus the base for the annual distributions. The other owners asserted that the shortfalls did not compound.

The settlement occurred as part of a reorganization of the ownership of the Project. Alan Bouley, one of the beneficial owners of NewRic-Stillwater Hydro Partners, L.P. (one of the two other owners of the Stillwater Project), acquired all of the equity in Hydro Energy Partners, L.P. (the other owner of the Stillwater Project). Hydro Energy Partners, L.P. and NewRic-Stillwater Hydro Partners, L.P. then contributed all of the loans they had made to the Project as additional contributions by them. They also withdrew the arbitration proceeding and agreed to a maximum principal amount of $100,000 for borrowing from Project owners. In exchange, the Trust agreed that its distribution rights would not compound.

Additionally, the Trust consented to Mr. Bouley's tentative proposal to finance downstream flow improvements to the Project by renegotiating the Project's loan agreement with CIT. The consent was on the conditions that the Project's principal repayments before 2008 should not increase, that there should be limits on the amount of principal repayments to be deferred and that the other owners of the Stillwater Project should provide all additional equity capital needed for the improvements.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                         Registrant


November 13, 2000                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)