Form 10-K
period 2000-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2001-03-30
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $10,550,000.

Exhibit index is at page 36.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

         Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described below at Item 1(c)(4) Trends in the Electric Utility and Independent Power Industries.

         By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

         (a)  General Development of Business.

         Ridgewood Electric Power Trust I (the "Trust") was organized as a Delaware business trust on May 9, 1994. It was organized to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, L.P. (the "Partnership"). The Partnership was a Delaware limited partnership, which was organized in March 1991 to participate in the development, construction and operation of independent power generating facilities ("Projects"). On June 15, 1994, with the approval of the partners, the Partnership was combined into the Trust, which acquired all of the Partnership's assets and which became liable for all of the Partnership's obligations. In exchange for their interests in the Partnership, the investors in the Partnership received an equivalent number of Investor Shares in the Trust. The Partnership has been dissolved.

         The predecessor Partnership raised $10.5 million in a single private offering conducted in 1991 and early 1992. Substantially all of those funds were applied prior to 1995 to the purchase of interests in the three Projects described below, to funding business ventures that were unsuccessful and to paying the fees and expenses of the Partnership's offering and the Partnership.

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On June 25, 1994 the election and registration became effective. The Trust currently has 223 holders of record of Investor Shares.

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

         In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees of the Trust meet together and take the actions that the 1940 Act requires a board of directors to take for a business development company. The Board of the Trust also provides general supervision and review of the Managing Shareholder, but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the 1940 Act.

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

The following summarizes some of these relationships.

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Projects owned by the Trust and six other Trusts organized by Managing Shareholder ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate Trustee for all six trusts;
 and
o Ridgewood Capital Management LLC - marketing affiliate and manager of six venture capital funds ("Ridgewood Capital").

Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

In addition, the Trust is affiliated with the following trusts, which have been organized by the Managing Shareholder:

o Ridgewood  Electric  Power Trust II ("Power II");
o Ridgewood  Electric  Power Trust III ("Power  III");
o Ridgewood  Electric  Power Trust IV ("Power IV");
o Ridgewood  Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund")

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent electric power generation.

(c)  Narrative Description of Business.

     (1)  General Description.

         The Trust was formed to participate in the development, construction and operation of independent electric power projects. The Trust owns the Olinda Project, which is a 5-megawatt capacity electric generating plant fueled by methane gas from a local landfill in Brea, Orange County, California (the "Olinda Project"). It also owns a preferred limited partnership interest in the Stillwater Project, a 3.5-megawatt hydroelectric facility located on the Hudson River north of Albany, New York (the "Stillwater Project"). In 1997, the Trust sold its South Boston Project (previously designated as the "Lynchburg Project"), a 3-megawatt capacity electric generating plant at South Boston, Virginia that burns waste fuel oil. These Projects are Qualifying Facilities, which are generally exempt from federal and state regulations that apply to investor-owned electric utilities. Generally, utilities are required to purchase electricity generated by Qualifying Facilities and many utilities have entered into long-term power contracts ("Power Contracts") with such Qualifying Facilities. The electricity produced by each Project is sold to the local electric utility company under Power Contracts or is used on site to power equipment. When or if those Power Contracts end, the Projects will have to sell their output on the competitive electric power market and there is no assurance that they can do so at a profit.

         In addition, effective August 1999 the Trust, through a subsidiary, bought two Caterpillar mobile electric generating units having a total output capacity of 2.35 megawatts. These are rented through an equipment supplier to businesses needing short-term mobile power and are not Qualifying Facilities.

         Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial  users that  produced  electricity  to satisfy  their own needs.  The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), among other things, requires utilities to purchase electric power from Qualifying Facilities, including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by Qualifying Facilities is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with rates set by contract formula approved by state regulatory commissions. Historically, the contract formula rates have been significantly higher that the rates the utility could obtain in a competitive market. In some areas of the country this still may be true. However, beginning during the summer of 2000 in California, where the Olinda Project is located, due to the electric energy crises in that state, competitive market rates where significantly higher than the formula rates contained in many Qualifying Facilities Power Contracts. As later described below, the electric energy market in California is quite volatile and appears that it will remain so for the foreseeable future. It is difficult to predict when, if ever, the rates to Qualifying Facilities' in California will again exceed competitive electric market rates.

         In accounting for its Projects, the Trust treats each Project as a portfolio investment that is not consolidated with the Trust's accounts. Accordingly, the revenues and expenses of each Project are not reflected in the Trust's financial statements and only distributions are included as revenue when declared. Accordingly, the recognition of revenue from Projects by the Trust is dependent upon the timing of a declaration of distributions from Projects by the Managing Shareholder. As discussed below and at Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, distributions from Projects may include both income and capital components.

         (2) Projects.

         (i) Olinda Project. In October 1994, the Trust purchased, for $3.1 million, an equity interest in Brea Power Partners, L.P., a partnership, which owns and operates the Olinda Project. The Olinda Project is a landfill gas facility that uses as fuel, methane and other burnable gases created by the decomposing of garbage in a landfill. If not used for fuel, those gases would escape to the atmosphere. Methane is a potent "greenhouse gas" that increases global warming by significantly more than the carbon dioxide and water vapor produced when it is burned.

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

         On June 1, 1997, the Trust, through subsidiaries, acquired the general partnership interest and the limited partnership interest owned by GSF Energy, LLC for a base price of $3,000,000, and thus acquired the entire beneficial interest in the Partnership. The parties agreed that the base price was to be adjusted for operating cash flow generated and cash distributions made by the Partnership from the effective date of January 1, 1997 through May 31, 1997 and for the Partnership's current assets at the closing date. The purchase price as so adjusted was $2,813,000, inclusive of a cash payment of $2,257,000 to the seller, assumed liabilities of $441,000 and acquisition costs of approximately $116,000. In the second half of 1997 the Trust invested an additional $661,000 to provide working capital.

         Until June of 1997, an affiliate of DQE operated the Olinda Project under an operations and maintenance agreement. The operations and maintenance agreement was terminated in June 1997 and Ridgewood Power Management LLC, an affiliate of the Trust's Managing Shareholder, began operating and continues to operate the Olinda Project. It is reimbursed by the Trust for its actual costs incurred and allocable overhead expenses but will not otherwise be compensated.

         Neither GSF Energy, LLC ("GSF") nor DQE Corporation was affiliated with or had any material relationship with the Trust, its Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers, other than their prior relationships with the Partnership and the ongoing responsibility of the corporate successor to GSF Energy, LLC to operate the gas collection system as described below. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of DQE Corporation.

         All electricity generated by the Olinda Project over and above its own requirements is sold to Southern California Edison Company ("SCE") under a Power Contract. The energy price under the Power Contract is the higher of 5.8 cents per kilowatt-hour or an amount determined by a contract formula set forth in the Power Contract. Generally, Qualifying Facilities are paid avoided cost, which is computed under a contract formula prescribed by the California Public Utility Commission ("CPUC") consisting of a fixed payment for the plant's capacity and a payment per unit of energy delivered to the utility.

         Currently, and as a result of the deregulation of the California energy market, SCE has allegedly suffered billions of dollars in losses during the later part of 2000 and is teetering on the brink of bankruptcy. This has resulted in part because SCE, like the other two investor-owned electric utilities ("IOUs") in California, was required by the 1996 deregulation law to sell 50% of its fossil-fuel electric generation resources located in California to unaffiliated third parties, although SCE sold more than such 50% amount. In addition, the law required that SCE sell the electric output of all of its remaining electric resources to and purchase all of its electric energy needs from the California Power Exchange ("CalPx"), a day-ahead and day-of spot market for electricity that was also created by the deregulation legislation. During the early years of deregulation, this framework worked well and was profitable for SCE because the wholesale price of electricity purchased from the CalPx was substantially lower than the "frozen" retail price of electricity that SCE could legally charge its end-use customers. The difference between the two prices was used by SCE, among other things, to recoup stranded investments and pay dividends to its parent Edison International, Inc., which dividends were then invested in unregulated subsidiaries and used for other corporate purposes. However, beginning in the summer of 2000, due to explosive growth of power consumption in California, the lack of new electric generation, water and fuel shortages, and other reasons, the situation changed dramatically and the CalPx price for electricity (which SCE paid) was substantially higher than the retail price that SCE was permitted by law to charge its retail customers, resulting in huge losses for SCE. See, Section 1c(4) - Trends in the Electric Utility and Independent Power Industries.

         On January 16, 2001, as a result of its precarious financial position and in an effort to conserve what little cash it possessed, SCE sent the Qualifying Facilities under contract with it, including the Olinda Project, a letter informing them that it was temporarily suspending payments to Qualifying Facilities. SCE has not paid the Olinda Project for energy and capacity delivered to SCE for the months of November and December, 2000, January and February 2001 and SCE has written in public documents that it will be unable to pay Qualifying Facilities, as well as other suppliers and creditors, for the foreseeable future. As a result of SCE's failure to pay, the Olinda Project, on January 16, 2001, wrote to GSF Energy, the gas supplier to the Olinda Project, and informed it that the Olinda Project was scheduling major maintenance and thus output would be reduced while certain of the machines are off-line for such maintenance. On January 18, 2001, DQE Financial responded on behalf of GSF to the Olinda Project and asserted that the timing of such major maintenance was an attempt by Olinda to escape the minimum purchase obligations of the Gas Sale and Purchase Agreement ("Gas Agreement") and it retained all of its rights and remedies under the Gas Agreement. The Trust believes that the Gas Agreement permits the Olinda Project to schedule and take the major maintenance but recognizes that GSF disagrees with that position. In addition, due to SCE's failure to pay the Olinda Project, it has not paid GSF Energy for the landfill gas supplied during the above mentioned months and will not pay for such gas until SCE pays the Olinda Project. Therefore, unless payment is made or assurances of payment are provided by SCE, GSF could commence legal proceedings against the Olinda Project seeking damages for outstanding payments for gas delivered and breach of contract. GSF Energy has not commenced any such proceedings. In addition, the Trust has claims against SCE for breach of the Power Contract and is currently reviewing its alternatives and legal remedies, but has not at this time commenced proceedings against SCE. However, on March 8, 2001, the Managing Shareholder, filed with FERC a "Request For Emergency Relief and Extension of Waiver of Qualifying Facility Regulations" in which the Managing Shareholder seeks an order for FERC permitting Qualifying Facilities to sell to third parties. If such order were issued by FERC, the Olinda Project would be able to sell its power, even if on a temporary basis, to third party purchasers.

         In an effort to resolve the California crises, there have been numerous proposals by the CPUC, as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to SCE. Current proposed legislation in California regarding non gas-fired Qualifying Facilities under contract with SCE, such as the Olinda Project, is proposing an energy price of approximately 5.37 cents for approximately a term of 5 years, to June 30, 2006. If such legislation were to be enacted and withstand legal challenge, it would effective lower the price paid by SCE to Olinda for the 5-year term. In addition, the legislation would require that SCE pay Qualifying Facilities for all outstanding amounts owed. This proposed legislation is but one of many solutions that must be enacted as a "global" solution to the California crises. The Trust believes that such proposed legislation, as currently written, will fail to address the problem in that, among other problems, it fails to address the issue of acceptable and necessary creditworthiness of the utilities. In any event, the Trust cannot predict whether this legislation, or any legislative or regulatory proposals, will be enacted or adopted and, if so, provide any relief to the electricity crises or assure that the Trust will ever be paid by SCE for the energy and capacity delivered to SCE.

         Notwithstanding the current crises in California, the Trust believes that California's needs for electric power in the foreseeable future will likely increase and that there will be a need for additional electric generation in the near future. To that end, the Olinda Project has a letter of intent with Stewart & Stevenson ("S&S"), an engineering and construction firm, to contract an additional 2.5-megawatt facility at the Olinda Project site. The proposed cost of the additional facility is approximately $1,500,000. This new facility will be an "exempt wholesale generator" and sell its power to third party purchasers and will not be contractually obligated to sell any power to SCE. Certain equipment necessary for the expansion was in short supply so a purchase order for such equipment was placed with S&S by the Olinda Project despite the fact that negotiations with S&S have not concluded. However, according to the letter of intent, if the Olinda Project decides not to conclude negotiations with S&S and abandons the expansion, the equipment will be remarketed by S&S. Discussions have been initiated with GSF Energy to discuss an increase in landfill gas sufficient to supply the expansion.

         The Trust's purchase of the Olinda Project in 1994 did not include the landfill gas collection system and the processing units. Under the Gas Agreement, GSF sells gas to the Olinda Project at a price in year 2000 of approximately $.82 per million British Thermal Units ("BTU") of heat equivalent plus an additional fixed payment of $12,500 annually (both the BTU price and the annual fixed payment escalate at 3.7% per year). If the gas supplied is insufficient to operate the generators at assumed levels, the Olinda Project may take action to remedy the deficiency. Further, in that instance GSF would be liable to the Olinda Project for damages of up to $3.1 million on a cumulative basis. The gas supply agreement expires on the later of December 31, 2004 or the stated term of the Power Contract. The landfill gas is produced from a landfill owned by the County of Orange, California, under a gas lease agreement that expires no earlier than the end of 2004. The County is entitled to a royalty payable by GSF.

         Congress has created a $3 per barrel of oil equivalent tax credit as an incentive for burning landfill gas (with numerous exceptions and phase-outs). The credit currently expires on December 31, 2002. The credit can only be obtained, however, by a seller of landfill gas to an unaffiliated generating facility. Accordingly, neither the Trust nor its Investors are entitled to any tax credit for landfill gas. If the credit is not extended or another tax or subsidy incentive is not substituted for it, GSF may not be able to operate the collection system under the existing arrangements and the cost of landfill gas fuel to the Project may increase.

         In spring 1998, GSF sustained repeated short-term compressor failures that interrupted delivery of gas to the Project. Although GSF obtained used replacement compressors, those replacements in turn failed during July and August 1998, causing a material revenue loss to the Project. The Trust claimed $389,000 as liquidated damages (which approximates the Trust's actual damages) under the Gas Agreement in September 1998 and has offset the claims against the Trust's obligations to GSF to pay for delivered gas. Since September 1998 GSF Energy has not had any extended failures to deliver gas but the Trust continues to monitor GSF's actions to remedy the compressor problems. If GSF were unable to provide the Olinda Project with sufficient supplies of landfill gas such that the Olinda Project could not meet certain performance and availability standards set forth in the Power Contract, the Olinda Project could be liable to SCE for liquidated damages. However, given SCE's current failure to pay, which the Trust believes is a breach of the Power Contract, the imposition of liquidated damages by SCE in the foreseeable future is not likely.

         Finally, the Power Contract may be terminated by either party no earlier than the end of 2004 on 5 years' advance notice. On March 23, 2000, SCE provided such written notice to the Olinda Project to the effect that it was electing to terminate the Power Contract as of March 23, 2005.

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

         The Trust now owns a fixed preferred partnership interest entitling it to aggregate distributions of $1 million, plus a compound annual return of 12% thereon until paid in full. Over the nine-year schedule of annual payments, the Trust was to receive total payments, including the annual return, of approximately $1,720,000. SHP is required to apply substantially all of SHP's available cash flow after funding of debt service (up to a maximum amount each year) to satisfy the payment obligation to the Trust, with any shortfalls to be carried forward with interest into subsequent years.

         The Trust has only received a single partial payment of $126,000 in 1994 and does not expect to receive any additional payments for an indefinite period of time. The Stillwater Project has been unable to earn sufficient cash flow to cover its fixed debt service obligations and to pay all of the 22.5% of available cash flow to which CIT is entitled.

         The Project's revenues are dependent upon water levels in the Hudson River, which have fluctuated significantly during the last several years. During low flow periods, generation is curtailed. The Project's ability to reach projected generation levels requires the use of flashboards during high water periods. The flashboards are removable wood and metal planks that fit over spillways and that increase the level of the water behind the dam by up to two feet. The extra water height behind the dam increases the force of the water through the generation turbines and thus increases power output. However, the flashboards as installed have consistently been ripped from their moorings by high water flows and floating debris, and they cannot be reinstalled during high water periods. Further, state environmental requirements limit the times during which repairs can be made. As a result, power output during high flow periods has not reached projected levels. In addition, even if water flow levels are optimal, the Project is unable to generate the full projected output of 3.5 megawatts of electricity because of a design defect.

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

         (iii) South Boston Project. The Trust made an approximately $3.9 million equity investment (including without limitation construction costs and cash advances) in a 3 megawatt electrical generating facility that was constructed in an industrial park near South Boston, Halifax County, Virginia (the "South Boston Project"). The facility used waste oil as its primary fuel source for three refurbished reciprocating diesel engine generators and also included a waste oil treatment facility. The Trust's investment covered all development and construction costs of the facility.

         In July 1995, Virginia Electric Power and Light Co. ("VEPCO"), the utility which purchased electricity from the South Boston Project under a long-term Power Contract, sent a notice to the Trust purporting to cancel the Power Contract for alleged failures by the project to comply with the terms of the Power Contract. Litigation followed and on January 17, 1997, the Trust and VEPCO settled the litigation and VEPCO paid the Trust's subsidiary $3,750,000 in cash and waived substantial capacity payments that might have been due to VEPCO in the event of an early termination of the Power Contract. The subsidiary surrendered the Power Contract to VEPCO and agreed to the entry of an order dismissing its lawsuit against VEPCO. The settlement permits the Trust or buyers of the Project to continue operating the generating station and the associated waste oil treatment plant, but not to sell electricity except to investor-owned electric utilities for resale or use outside VEPCO's service area or to meet the facility's own load. The facility may be operated for non-generating purposes such as waste oil treatment.

         The Trust shut down the South Boston Project in January 1997 and sold it to an unaffiliated third party in December 1997 for a $700,000 promissory note secured by the Project property and the right to receive 2% of any future gross revenues from the Project. The buyer of the South Boston Project was unable to operate it successfully and closed it in August 1999. The Trust wrote off the mortgage as being uncollectible effective December 31, 1999.

         (iv) Mobile Power Units. Effective August 1999, the Trust purchased two mobile electric generating units manufactured by Caterpillar Inc. (the "Units"). The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power I, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor) for $710,241. Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the Units.

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

         The Units are managed by Hawthorne and rented at fixed rates. Their major costs are capital recovery, maintenance, taxes and storage costs; operating costs are borne by the customer. Electricity generated from the Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations. The Units are rented at fixed prices per month and are operated by the renter. Rental periods typically range from one to six weeks.

         The major costs of a Qualifying Facility Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

         The Managing Shareholder has organized Ridgewood Power Management LLC ("RPM") to provide operating management for facilities operated by its investment programs, and has assigned day-to-day management of the Olinda Project to RPM. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement," effective June 1, 1997, under which RPM provides all management, purchasing, engineering, planning and administrative services for the Olinda Project. These services are charged to the Project at RPM's cost. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 Certain Relationships and Related Party Transactions for further information regarding the Operation Agreement and RPM and for the cost reimbursements received by RPM. The Stillwater Project is managed by its remaining equity partners and the Trust has no management responsibility for the Project.

         Electricity produced by a Qualifying Facility Project is delivered to the electric utility purchaser through transmission lines and equipment that are built to interconnect with the utility's existing power grid. The Power Contracts for the Projects require the utility to take all electricity generated up to the Projects' rated capacity and accordingly seasonal fluctuations in demand do not affect the Projects. The price payable to the Olinda Project increases in daylight hours of the summer months when demand peaks, so the Trust attempts to perform maintenance during off-peak periods. Electricity generated from the Units is generally used by the renter on-site. If there were a shortage of electric generation capacity, the Units could be rented as additional peak generation capacity by a utility or electricity seller, subject to local environmental limitations.

     Generally, working capital requirements are not a significant item for the Trust. See Item 7 - Management's Discussion and Analysis.

         Most Projects require a variety of permits, including zoning and environmental permits. Such permits must usually be kept in force in order for a Project to continue its operations. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities. See Item 1(c)(6)-- Business-Narrative Description of Business -- Regulatory Matters.

         (4)  Trends in the Electric Utility and Independent Power Industries.

         In September 1996, California enacted Assembly Bill 1890 ("AB 1890"), which totally restructured California's existing monopolistic electric utility industry into a market-based competitive industry. Among other things, AB 1890 required that California's investor-owned utilities ("IOUs") sell 50% of their fossil-fueled electric generation assets to unaffiliated thirds parties. The money received for these assets was used, among other purposes, to reduce stranded investments. The IOUs, however, were permitted to retain certain generation assets, including generation from Qualifying Facilities, certain hydroelectric generation facilities, nuclear generation facilities, and some fossil-fueled generation facilities ("IOU Retained Generation"). In addition, AB 1890 created the CalPx, a day-ahead and day-of energy spot market, and required that the IOUs sell all of the electric generation from their IOU Retained Generation to and purchase all of their electric supply needs from the CalPx. In addition, the rates that the IOUs were permitted to charge their retail end-use customers were frozen at certain levels until the end of the transition period, which for SCE and Pacific Gas and Electric Company was in 2003.

         From the passage of AB 1890 until approximately the summer of 2000, the framework instituted by AB 1890 worked well in that the wholesale price for electricity purchased from the CalPx by SCE and the other IOUs was significantly lower than the frozen retail rates that SCE was permitted to charge to retail customers. The resulting "profit" made by SCE was used, among other things, to recoup SCE's stranded investments and to pay dividends to SCE's corporate parent, Edison International ("Edison"). Edison then used such funds to invest in unregulated assets as well as for other general corporate purposes. However, during the summer of 2000 the situation changed dramatically. The CalPx wholesale price of electricity increased significantly due in large part to California's explosive growth in power consumption, environmental regulation, natural gas shortages, the failure of the state to add any significant electric generation facilities for over a decade, and the lack of available electric energy from other areas of the West. SCE was now purchasing its electric generation needs at wholesale prices significantly above the frozen retail rates it was permitted by AB 1890 to charge to retail customers. As a result, SCE has incurred substantial losses and, as described above, has suspended payments to Qualifying Facilities, as well as to the CalPX and other creditors. Unless some resolution is worked out, SCE may ultimately declare bankruptcy. In such event, the Power Contract with SCE would be subject to modification or rejection and given the situation in California there can be no assurance that SCE will not declare bankruptcy.

         There have been numerous proposals and actions taken by a variety of parties in California in an attempt to find a reasonable and workable solution to the electric crises. For example, the Federal Energy Regulatory Commission ("FERC") removed the requirement that the IOUs purchase all of their electricity needs from the CalPx. In addition, a wholesale rate soft cap or "breakpoint" of $150 Mwh has been imposed by FERC, however, most believe it is a short-term measure as such cap may provide a disincentive to the construction of new power plants and transmission facilities. Although the market cap is a short-term solution, there is a reasonable probability that such wholesale rate caps may be continued for an indefinite period of time. The CalPx was unable to institute and operate under the $150 Mwh breakpoint and, as a result of this and certain other FERC orders, suspended trading as of January 31, 2001.

         The IOUs in California have also sought to remedy the problems by seeking regulatory and legal relief from the losses they have incurred. SCE and Pacific Gas and Electric Company ("PG&E") petitioned the CPUC seeking relief from the retail rate freeze and an increase of approximately 30% in retail rates. The CPUC approved only a 10% increase, significantly less than requested and far below what was necessary for SCE and PGE to remain solvent. SCE and PG&E have also instituted separate court actions seeking to have the court rule that the high wholesale power costs they have incurred in obtaining power for their retail load must by law be allowed to be passed through to retail rate payers.

         In addition, the CPUC gave IOUs permission to enter into long-term bilateral power contracts with independent energy producers ("IPPs"). However, due to SCE's failure to make payments to the CalPx for past energy deliveries, which in turn meant that the CalPx could not pay such IPPs, many large IPPs were reluctant to make further energy deliveries to the CalPx or directly to SCE without being paid for past deliveries and receiving assurances of future payments. SCE could do neither and during the later part of 2000 and early 2001, such IPPs were ordered either by the Secretary of the United States Department of Energy or by the federal courts to continuing selling power. These orders essentially required the IPPs to sell to the California Department of Water Resources ("DWR"), a state agency that has been purchasing power at wholesale from IPPs and reselling it to the IOUs at prices that approximates the IOUs retail rate authorization, which is significantly lower that the wholesale price. As a result, the California DWR is losing substantial sums of money such that every several weeks or on a monthly basis the California legislature has to appropriate more funds for the DWR to continue purchasing. None of those orders forcing electric sales, however, applied to Qualifying Facilities.

         Finally, the California legislature has been considering certain proposals to substitute an arbitrarily derived price for the energy price to be paid to Qualifying Facilities. Any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and below the avoided cost of the energy to the IOUs. Because federal law requires that Qualifying Facilities be paid at least the avoided cost to IOUs of obtaining the same amount of energy from a marginal supplier, if the energy price set by California is less than that avoided cost, Qualifying Facilities will have the right to sue for the correct avoided cost price in federal court or before the FERC. Such proceedings could also be protracted and expensive unless the FERC acts on its own or other generators bring a proceeding before the Commission or a court.

         Prior to the summer of 2000, many IOUs were attempting to purchase and terminate the Power Contracts of Qualifying Facilities because, historically, the electric rates paid to Qualifying Facilities have been significant higher than wholesale power rates. Currently, however, the rates paid to Qualifying Facilities by California IOUs are lower than current wholesale power rates and, if the legislation proposed to substitute a legislatively derived energy price is enacted and survives legal challenges, Qualifying Facilities will be an attractive generating asset for California's IOUs.

         After the Power Contracts expire (in 2005 for Olinda and 2029 for Stillwater) or terminate earlier for other reasons, the Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could sell their output or do so profitably. The Trust is unable to anticipate whether the fuel cost advantages the Projects currently have as balanced against their relatively high costs of operation and maintenance would allow the Projects to operate profitably.

         (5)  Competition

         The Olinda and Stillwater Projects, as described above, are not currently subject to competition because those Projects have entered into long-term Power Contracts to sell their output at specified prices. However, a particular Project could be subject to future competition to market its electricity output if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser; due to bankruptcy or insolvency of the purchaser; because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; or other reasons. The Olinda Project would then face competition to market its capacity and energy output. Given the current crises and need for electric generation in California, the Trust believes that, if subjected to competition, the Olinda Project in the near future could effectively compete and profitably sell its energy and capacity, although no such profit, if any, can be assured due to certain other uncertainties, such as future legislation, natural gas prices, continued imposition of a wholesale rate cap, and possible protracted litigation. The process of deregulation in New York, where the Stillwater Project is located, is still uncertain and it is difficult to estimate the level of marketing competition that it would face in any such event.

         There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating Independent Power Projects. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of Independent Power Projects. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

         The Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. To some extent, local or governmental electricity utilities also compete to provide short-term electricity in less-remote areas. Hawthorne owns many units in its rental fleet but has agreed to market the Trust's Units on a basis at least as favorable at it does for its own equipment. Demand for the Units is heavily dependent on the level of construction and civil engineering work in the Southern California area and on the availability of equipment from vendors, other area rental fleets and, to a limited extent, from outside-of-area fleets. Demand can be very volatile. Further, Hawthorne may cancel the rental arrangement on short notice.

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

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the Energy Act may result in increased competition in the sale of electricity.

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

         (E) Mobile Power Units. The Mobile Power Units, as temporary on-site units operated by the electricity consumer, are not subject to economic regulation in California or most other jurisdictions. If a Unit were rented by a regulated utility, that utility might be subject to economic regulation but the rental fee for the Unit would probably not be directly regulated. There might be an indirect regulatory effect to the extent that the utility were regulated as to the rental price it would be authorized to pay. Under current conditions in California, this is unlikely.

         (ii)  Environmental Regulation.

         The operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but also include wetlands preservation, fisheries protection (at the Stillwater Project) and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing or obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

         Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities, which require Title V compliance, are in compliance with such requirements.

         The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by storm water permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

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

         The Units, which do not have a fixed location, are subject to differing air quality standards that depend in part on the locations of use, the amount of time and time periods of use and the quantity of pollutants emitted. The Trust believes that the Units as used comply with all applicable air quality rules.

         The Managing Shareholder expects that environmental and land use regulations may become more stringent. The Trust and the Managing Shareholder have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon co-owners of the Stillwater Project and as to all Projects on qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

         (iii) The 1940 Act.

         Since its Shares are registered under the 1934 Act, the Trust is required to file with the Commission certain periodic reports (such as Forms 10-K (annual report), 10-Q (quarterly report) and 8-K (current reports of significant events) and to be subject to the proxy rules and other regulatory requirements of that act that are applicable to the Trust.

         As a "business development company," the Trust is a closed-end company (defined by the 1940 Act as a company that does not offer for sale or have outstanding any redeemable security) that is regulated under the 1940 Act only as a business development company. The act contains prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and requires that a majority of the board of the company be persons other than "interested persons" as defined in the act. The Board of the Trust is comprised of Ridgewood Power and three individuals, John C. Belknap, Dr. Richard D. Propper and Seymour Robin, who also serve as independent trustees of Power IV and the Growth Fund, two similar programs sponsored by the Managing Shareholder, but who are not otherwise affiliated with the Trust, Ridgewood Power or any of their affiliates. See Item 10 -- Directors and Executive Officers below.

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

         (e)     Employees.

         The employees of the Olinda Project are employed by RPM, the Trust is administered by the Managing Shareholder and accordingly the Trust has no employees. The persons described below at Item 10 -- Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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

                             Power      Est.Amount   Approximate
                            Contract    of Land       Square
Project  Location    Land  Expiration  (acreage)      Footage

Olinda   Olinda,    Leased     2004          2        6,000
         CA


Still- Stillwater,  Leased     2029          .75        N/A
 water-    NY        and
                   Licensed

Item 3.  Legal Proceedings.

         From time to time, the Trust and its subsidiaries are engaged in legal proceedings incident to the normal course of their businesses which primarily involve claims for damages, or other immaterial actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Trust did not submit any matters to a vote of the Investors during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Trust has 105.5 Investor Shares of beneficial interest in the Trust resulting from the merger with the Partnership, which was effective on June 15, 1994. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase or securities convertible into Investor Shares and the Trust has no intention to make any public offering of its Investor Shares.

         Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when they are held by persons in a control relationship with the Trust. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

         The Managing Shareholder is considering the possibility of a combination of the Trust and Power II through V, the Growth Fund and the Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders.

     As of the date of this Form 10-K, there are 223 holders of record of Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years 1999 and 2000:

                                      Year ended     Year ended
                                     December 31,    December 31,
                                         2000            1999
Total distributions to Investors      $1,477,793      $1,297,654
Distributions per Investor Share          14,008          12,300
Total distributions to
 Managing Shareholder                     14,927          13,108

     The Trust's ability to make future distributions to the Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

         The Trust's cash flow derives primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. A substantial portion of many distributions by the Trust will include cash flow derived from depreciation and amortization charges against assets at the Project level. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Distributions may also include cash released from operating reserves. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors. Prior to January 2001, the Trust had made regular quarterly or monthly distributions. Effective January 1, 2001, the Trust ceased making distributions pending (i) the resolution of SCE's financial difficulties, (ii) the possible expansion of the Olinda Project, (iii) and the possible combination of the Trust with the six affiliated investment programs, as described above.

Item 6.  Selected Financial Data (all amounts in $).

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Selected Financial Data
                        As of and for the year ended December 31,
                        2000      1999     1998      1997     1996
Total Fund Information:
Net project revenues  2,172,195 1,850,230 2,049,728 1,851,763   606,863
Net income (loss)     2,065,970 1,333,461 1,963,215 1,316,797   496,802
Net assets (share-
 holders' equity)     8,228,752 7,655,502 7,632,803 6,993,143 6,604,641
Investments in power
 generation limited
 partnerships         6,630,024 6,583,781 6,560,616 6,515,771 7,177,875
Total assets          8,356,360 7,766,845 7,710,882 7,668,271 7,505,197
Per Investor Share
  Project revenues       20,589    17,537    19,429    17,552     5,752
  Expenses                1,852     5,559     1,390     5,917     1,069
Net income (loss)        19,583    12,639    18,609    12,481     4,709
Net asset value          77,998    72,564    72,349    66,286    62,832
Distributions
   Per share             13,723    12,300    12,420     8,711     7,588


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

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

Results of Operations

The year ended December 31, 2000 compared to the year ended December 31, 1999.

Total revenue  increased by 17.8% from $1,920,000 in 1999 to $2,261,000 in 2000, primarily due to a 13.4% increase in income from the Olinda Project due to lower maintenance costs. In addition, the income from the two mobile power modules acquired in August 1999 increased from $59,000 in 1999 to $141,000 in 2000.

Total expenses  decreased by $392,000  (66.8%) from $587,000 in 1999 to $195,000 in 2000. The primary cause of the decrease was the absence of a writedown in 1999 of the Trust's note receivable from the sale of the South Boston Project. All other 1999 Trust expenses were comparable to those of 2000.

The year ended December 31, 1999 compared to the year ended December 31, 1998.

Total revenue decreased 9.0% to $1,920,000 from $2,110,000 in 1998, primarily due to a 12.6% decrease in income from the Olinda Project to $1,791,000 from $2,050,000 in 1998. The decrease in income from the Olinda Project was a result of higher maintenance costs and was partially offset by $59,000 of income from the two mobile power modules acquired in August 1999.

Total expenses increased by $440,000 (299.3%) to $587,000 from $147,000 in 1998.
The primary cause of the increase was the 1999 writedown of the Trust's note receivable from the sale of the South Boston Project. All other 1999 Trust expenses were comparable to those of 1998.

Liquidity and Capital Resources

In 2000 and 1999, the Trust's operating activities generated $2,061,000 and $1,315,0000 of cash, respectively. The lower level of cash from operations in 1999 reflects lower earnings from the Olinda plant and the purchase of the two Caterpillar engines in August 1999.

Cash used in financing activities in 2000 and 1999 of $1,493,000 and $1,311,000, respectively, was consistent and represented distributions to shareholders. The Trust ceased making distributions to shareholders in the first quarter of 2001.

Obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust anticipates that during 2001 its cash flow from operations will be sufficient to meet its obligations, notwithstanding that, as explained in
Section 1(c)(2), the Olinda Project is not currently being paid by SCE and has not been paid for energy and capacity delivered to SCE for the months November 2000, December 2000, January 2001 and February 2001.

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

                        December 31, 2000
                       Expected Maturity Date
                            2001
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 1,711,000
Average interest rate                                5.6%

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                      F-2
Balance Sheet at December 31, 2000 and 1999            F-3
Statement of Operations for the three years ended
  December 31, 2000                                    F-4
Statement of Changes in Shareholders' Equity
  for the three years ended December 31, 2000          F-5
Statement of Cash Flows for the three years
  ended December 31, 2000                              F-6
Notes to Financial Statements                   F-7 to F-10

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

         The Managing Shareholder has also organized Power II, Power III, Power IV, Power V, The Growth Fund, and the Egypt Fund as Delaware business trusts. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these trusts are similar to those of the Trust.

         A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities, an NASD member which has been the placement agent for the private placement offerings of the seven trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Capital, which assists in offerings made by the Managing Shareholder and which is the sponsor of privately offered venture capital funds; and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 54, has also served as President of the Trust since its inception in 1991 and as President of RPM, Power II, Power III, Power IV, Power V, the Growth Fund and the Egypt Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II and III venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, Power II, Power III, Power IV, Power V, the Growth Fund, and the Egypt Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice
President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers,LLP and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

         Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power II, Power III, Power IV, Power V, the Growth Fund, and Egypt Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

 (c)  Management Agreement.

         The Trust has entered into a Management Agreement with the Managing Shareholder, detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors provide the Trust with office space, equipment and facilities and other services necessary for its operation and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

         The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration. The Managing Shareholder will be obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust will pay all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Trust mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust will reimburse the Managing Shareholder for all such Trust expenses paid by it.

         As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at Item 13 -- Certain Relationships and Related Transactions.

         The Board of the Trust (including Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect year to year thereafter as long as it is approved at least annually by
(i) either the Board of the Trust or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

(e)  The Trustees.

     The 1940 Act requires the Independent Trustees to be individuals who are not "interested persons" of the Trust as defined under the 1940 Act (generally, persons who are not affiliated with the Trust or with affiliates of the Trust). There must always be at least two Independent Trustees; a larger number may be specified by the Board from time to time. Each Independent Trustee has an indefinite term. Vacancies in the authorized number of Independent Trustees will be filled by vote of the remaining Board members so long as there is at least one Independent Trustee; otherwise, the Managing Shareholder must call a special meeting of Investors to elect Independent Trustees. Vacancies must be filled within 90 days. An Independent Trustee may resign effective on the designation of a successor and may be removed for cause by at least two-thirds of the remaining Board members or with or without cause by action of the holders of at least two-thirds of Shares held by Investors. Under the Declaration, the Independent Trustees are authorized to act only where their consent is required under the 1940 Act and to exercise a general power to review and oversee the Managing Shareholder's other actions. They are under a fiduciary duty similar to that of corporate directors to act in the Trust's best interest and are entitled to compel action by the Managing Shareholder to carry out that duty, if necessary, but ordinarily they have no duty to manage or direct the management of the Trust outside their enumerated responsibilities.

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

     John C. Belknap, age 54, has been chief financial officer of three national retail chains and their parent companies. Currently, he is a managing director of Manticore Partners, LLC, a venture advisory and development firm. From July 1997 to August 1999, he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food distributor and retailer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zal Corporation, a 1large and national jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

     From 1979 to 1985, Mr. Belknap served as Chief Financial Officer of Kay Corporation, the parent of Kay Jewelers, Inc. ("KJI"), a national chain of jewelry stores and leased jewelry departments in major department stores. He served as Chief Financial Officer of KJI from 1974 to 1979. Mr. Belknap was a senior auditor at Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Belknap earned BA and MBA degrees from Cornell University.

     Dr. Richard D. Propper, age 52, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for postdoctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993. Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the first two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.

         Seymour (Si) Robin, age 73, has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

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

         The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property will be in the name of the Trust if possible or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power II - V, the Growth Fund, and the Egypt Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

         As discussed above at Item 1 - Business, RPM assumed day-to-day management responsibility for the Olinda Project, effective June 1, 1997. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project, effective June 1, 1997, under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Olinda Project. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

         Initially, the Managing Shareholder does not anticipate charging RPM for the full amount of rent, utilities, supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

         Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

         RPM will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

         The Operation Agreement does not have a fixed term and is terminable by RPM, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPM are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr.Quinn Executive Vice President and Chief Operating Officer). Mr. Gulino (Senior Vice President and General Counsel); Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President).

Item 11.  Executive Compensation.

         The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees; no such reimbursement per employee exceeded $60,000 in 2000 and 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The Trust sold 105.5 Investor Shares (approximately $10.5 million of gross proceeds) of beneficial interest in the Trust pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed on March 31, 1992. Further details concerning the offering are set forth above at Item 1--Business. No person beneficially owns 5% or more of the Investor Shares.

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

         In 2000 and 1999, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Paid to          2000          1999      1998       1997       1996
Managing
Shareholder       $70,083     $76,331    $69,931    $67,483   $49,255

Cost
reimbursement
RPM            $1,090,389  $1,912,474  1,771,554  1,853,994 1,098,910

         These included all payroll, fuel and other expenses of operating the South Boston and Olinda Projects and an allocable portion of RPM overhead. These costs are paid by the Projects and do not appear in the Trust's financial statements.

         The management fee, payable monthly under the Management Agreement at the annual rate of 1% of the Trust's net asset value (until June 1994, of the Trust's total capital contributions), began on the closing of the offering and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Trust's Projects. The reimbursements to RPM, which do not exceed its actual costs, are described at
Item 10(f) - Directors and Executive Officers of the Registrant -- RPM.

         Other  information  in response to this item is reported in response to
Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b) Reports on Form 8-K.

     No Forms 8-K were filed with the Commission by the Registrant during the quarter ending December 31, 2000.

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

     3C. Agreement of Limited Partnership of Ridgewood Energy Electric Power,L.P. dated as of March 6, 1991 is incorporated by reference to Exhibit 3C of Registrant's Registration Statement which was filed with the Commission on May 26, 1994.

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

     10E. The Registrant has terminated the agreement designated 10E in its prior Annual Reports on Form 10-K.]

     10F. The Registrant has terminated the agreement designated 10F in its prior Annual Reports on Form 10-K.

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

     Signature                  Title                       Date

RIDGEWOOD ELECTRIC POWER TRUST I (Registrant)

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

By: /s/Christopher I. Naunton  Vice President and    March 30, 2001
     Christopher I. Naunton     Chief Financial Officer

       RIDGEWOOD POWER LLC           Managing Shareholder

By: /s/Robert E. Swanson           President          March 30, 2001
      Robert E. Swanson

    /s/Robert E. Swanson *      Independent Trustee   March 30, 2001
      John C. Belknap

    /s/Robert E. Swanson *       Independent Trustee   March 30, 2001
      Dr. Richard D. Propper

    /s/Robert E. Swanson  *      Independent Trustee   March 30, 2001
      Seymour Robin

*  As attorney-in-fact for the Independent Trustee

               Ridgewood Electric Power Trust I

                         Financial Statements

               December 31, 2000, 1999 and 1998

                        Report of Independent Accountants



To the Shareholders and Trustees of
Ridgewood Electric Power Trust I:

In our opinion, the accompanying balance sheets and the statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, the financial statements include investments valued at $6,630,024 and $6,583,781 (81% and 86% of shareholders' equity, respectively) as of December 31, 2000 and 1999, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for those investments existed, and the differences could be material to the financial statements.




PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                                --------------------------
                                                   2000             1999
                                                ----------     -----------

Assets:

Investments in power generation projects ....   $ 6,630,024    $ 6,583,781
Cash and cash equivalents ...................     1,710,744      1,142,009
Other assets ................................        15,592         41,055
                                                -----------    -----------

   Total assets .............................   $ 8,356,360    $ 7,766,845
                                                -----------    -----------


Liabilities and Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses .......   $    52,772    $    61,116
Due to affiliates ...........................        74,836         50,227
                                                -----------    -----------

   Total liabilities ........................       127,608        111,343
                                                -----------    -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
   outstanding) .............................     8,236,623      7,669,106
Managing shareholder's accumulated deficit ..        (7,871)       (13,604)
                                                -----------    -----------

   Total shareholders' equity ...............     8,228,752      7,655,502
                                                -----------    -----------

   Total liabilities and shareholders' equity   $ 8,356,360    $ 7,766,845
                                                -----------    -----------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations
--------------------------------------------------------------------------------

                                      Year Ended December 31,
                                ------------------------------------
                                   2000         1999         1998
                                ----------   ----------   ----------
Revenue:
Income from power
 generation projects ........   $2,172,195   $1,850,230   $2,049,728
Interest income .............       89,163       69,746       60,153
                                ----------   ----------   ----------
  Total revenue .............    2,261,358    1,919,976    2,109,881
                                ----------   ----------   ----------
Expenses:
Accounting and legal fees ...       84,547       43,141       41,176
Management fee ..............       70,083       76,331       69,931
Writedown of power generation
 projects ...................         --        422,019         --
Miscellaneous ...............       40,758       45,024       35,559
                                ----------   ----------   ----------
  Total expenses ............      195,388      586,515      146,666
                                ----------   ----------   ----------

  Net income ................   $2,065,970   $1,333,461   $1,963,215
                                ----------   ----------   ----------









                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                           Managing
                         Shareholders    Shareholder       Total
                          -----------    -----------    -----------
Shareholders' equity,
 January 1, 1998 ......   $ 7,013,370    $   (20,227)   $ 6,993,143

Cash distributions ....    (1,310,319)       (13,236)    (1,323,555)

Net income for the year     1,943,583         19,632      1,963,215
                          -----------    -----------    -----------
Shareholders' equity,
 December 31, 1998 ....     7,646,634        (13,831)     7,632,803

Cash distributions ....    (1,297,654)       (13,108)    (1,310,762)

Net income for the year     1,320,126         13,335      1,333,461
                          -----------    -----------    -----------
Shareholders' equity,
 December 31, 1999 ....     7,669,106        (13,604)     7,655,502

Cash distributions ....    (1,477,793)       (14,927)    (1,492,720)

Net income for the year     2,045,310         20,660      2,065,970
                          -----------    -----------    -----------
Shareholders' equity,
 December 31, 2000 ....   $ 8,236,623    $    (7,871)   $ 8,228,752
                          -----------    -----------    -----------







                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows
--------------------------------------------------------------------------------

                                              Year Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
Net income .......................   $ 2,065,970    $ 1,333,461    $ 1,963,215
                                     -----------    -----------    -----------
Adjustments to reconcile net
 income to net cash flows from
 operating activities:
Writedown of power generation
 projects ........................          --          422,019           --
Investments in power generation
 projects ........................       (46,243)      (445,184)        (4,129)
Changes in assets and liabilities:
Decrease (increase) in due
 from affiliates .................          --            5,342         (5,342)
Increase in notes receivable
 from the Lynchburg Project ......          --             --          (40,716)
Decrease (increase) in
 other assets ....................        25,463        (34,233)       103,110
(Decrease) increase in
 accounts payable
 and accrued expenses ............        (8,344)        31,707       (645,719)
Increase in due to affiliates ....        24,609          1,557         48,670
                                     -----------    -----------    -----------
Total adjustments ................        (4,515)       (18,792)      (544,126)
                                     -----------    -----------    -----------
Net cash provided by
 operating activities ............     2,061,455      1,314,669      1,419,089
                                     -----------    -----------    -----------
Cash flows from financing
 activities:
Cash distributions to
 shareholders ....................    (1,492,720)    (1,310,762)    (1,323,555)
                                     -----------    -----------    -----------
Net cash used in financing
 activities ......................    (1,492,720)    (1,310,762)    (1,323,555)
                                     -----------    -----------    -----------
Net increase in cash
 and cash equivalents ............       568,735          3,907         95,534
                                     -----------    -----------    -----------
Cash and cash equivalents,
 beginning of year ...............     1,142,009      1,138,102      1,042,568
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of year .....................   $ 1,710,744    $ 1,142,009    $ 1,138,102
                                     -----------    -----------    -----------




                 See accompanying notes to financial statements.

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

     3.  Investments in Power Generation Projects

     The Trust had the following investments in power generation projects:

                                               Fair values as of December 31,
                                             ----------------------------------
                                                   2000                1999
                                             ----------------    ---------------
      Brea Power Partners, L.P.                  $ 5,319,783        $ 5,273,540
      Ridgewood Mobile Power I, LLC                  710,241            710,241
      Stillwater Hydro Partners, L.P.                600,000            600,000
                                             ----------------    ---------------
                                                 $ 6,630,024        $ 6,583,781
                                             ----------------    ---------------

     The Trust's distribution income from the projects was as follows:

                                  For the Year Ended December 31,
                                ------------------------------------
                                   2000         1999         1998
                                ----------   ----------   ----------
Brea Power Partners, L.P. ...   $2,031,489   $1,791,167   $2,049,728
Ridgewood Mobile Power I, LLC      140,706       59,063         --
                                ----------   ----------   ----------
                                $2,172,195   $1,850,230   $2,049,728
                                ----------   ----------   ----------

     Brea Power Partners, L.P. (known as the Olinda project)
     In October 1994, the Trust invested in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. At December 31, 2000 and 1999, The Trust's total investment in Brea was $5,319,783 and $5,273,540, respectively. The Trust received distributions from Brea of $2,031,489, $1,791,167 and $2,049,728 during the years ended December 31,
     2000, 1999 and 1998, respectively, which have been recorded as income.

     Ridgewood Mobile Power I, LLC
     Effective August 1999, the Trust, through a subsidiary, acquired two Caterpillar mobile power modules with a total capacity of 2.35 megawatts for $710,241. These modules are rented to domestic and international customers. The Trust pays Hawthorne Power Systems, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. For the year ended December 31, 2000 and 1999, the Trust recorded net revenues from the units of $140,706 and $59,063, respectively.

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

     In 1999, the privately held unaffiliated processor ceased operations at the Lynchburg Project. Operations are not expected to resume and the Trust is not expected to recover its investment. As a result, in 1999, the Trust wrote down its investment in the Project to its estimated fair value of zero and recorded a loss of $422,019.

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

     On May 16, 1994, the Trust, as stipulated in the limited partnership agreement, elected to exchange its general partner interest for a limited partnership interest and a priority distribution of available cash flow from the project in the aggregate amount of $1,000,000. Such distribution is payable from available cash flows in nine annual installments together with interest at 12% per year, which were scheduled to begin in May 1995.

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

     As a result, all available cash flow from the Stillwater Project is being applied to meet debt service requirements. Until the current arrears in debt servicing are paid, it appears likely that most, if not all, of the payments due to the Trust will be carried forward, with interest, into subsequent years.

     At December 31, 2000 and 1999, the Trust's total investment in the Stillwater Project was $600,000.

4.       Transactions With Managing Shareholder and Affiliates

     On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1% of the net assets of the Trust payable monthly. During 2000, 1999 and 1998, the Trust paid management fees to the managing shareholder of $70,083, $76,331 and $69,931, respectively.

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

     Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Olinda Project. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2000, 1999 and 1998, Ridgewood Management charged the Olinda Project $118,169, $163,480 and $128,257, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Olinda Project for all of the direct operating and non-operating expenses incurred during the period.

     5.  Subsequent Event - Southern California Edison Company Financial Crisis

     All energy generated by the Olinda project is sold to Southern California Edison Company ("SCE") under a power contract. Currently, and as a result of the deregulation of the California energy market, SCE has allegedly suffered billions of dollars in losses during the later part of 2000 and to date in 2001. On January 16, 2001, SCE sent the Olinda project a letter informing them that it was temporarily suspending payments to the Olinda project. SCE has not paid the Olinda project for energy and capacity delivered to SCE for the months of November and December, 2000, January and February 2001 and SCE has written in public documents that it will be unable to pay the Olinda project, as well as other suppliers and creditors, for the foreseeable future.

     As a result of SCE's failure to pay, the Olinda project, on January 16, 2001, wrote to GSF Energy, the gas supplier to the Olinda project, and informed it that the Olinda project was scheduling major maintenance and thus output would be reduced while certain of the machines are off-line for such maintenance. On January 18, 2001, DQE Financial responded on behalf of GSF Energy to the Olinda project and asserted that the timing of such major maintenance was an attempt by Olinda project to escape the minimum purchase obligations of the Gas Sale and Purchase Agreement ("Gas Agreement") and it retained all of its rights and remedies under the Gas Agreement. The Trust believes that the Gas Agreement permits the Olinda project to schedule and take the major maintenance but recognizes that GSF Energy disagrees with that position. In addition, due to SCE's failure to pay the Olinda project, it has not paid GSF Energy for the landfill gas supplied during the above mentioned months and will not pay for such gas until SCE pays the Olinda project. Therefore, unless payment is made or assurances of payment are provided by SCE, GSF Energy could commence legal proceedings against the Olinda project seeking damages for outstanding payments for gas delivered and breach of contract. GSF Energy has not commenced any such proceedings.

     In addition, the Trust has claims against SCE for breach of the Olinda project's power contract and is currently reviewing its alternatives and legal remedies, but has not at this time commenced proceedings against SCE. However, on March 8, 2001, the managing shareholder, filed with the Federal Energy Regulatory Commission ("FERC") a "Request For Emergency Relief and Extension of Waiver of Qualifying Facility Regulations" in which the managing shareholder seeks an order from FERC permitting Qualifying Facilities to sell to third parties. If such order were issued by FERC, the Olinda project would be able to sell its power, even if on a temporary basis, to third party purchasers.

     In an effort to resolve the California crisis, there have been numerous proposals by the California Public Utilities Commission, as well as the legislature, to adjust downward the prices paid by California utilities to Qualifying Facilities. The Trust expects that any regulatory proceeding to set an energy price applicable to Qualifying Facilities will be extremely protracted and that a legislative solution, if one were to be enacted and approved by the governor, is likely to be arbitrary and significantly below the avoided cost of the energy to SCE. Current proposed legislation in California regarding non gas-fired Qualifying Facilities under contract with SCE, such as the Olinda project, is proposing an energy price of approximately 7.9 cents for approximately a term of 5 years, to June 30, 2006. If such legislation were to be enacted and withstand legal challenge, it would effective lower the price paid by SCE to Olinda for the 5-year term. In addition, the legislation would require that SCE pay Qualifying Facilities for all outstanding amounts owed. This proposed legislation is but one of many solutions that must be enacted as a "global" solution to the California crisis. The Trust believes that such proposed legislation, as currently written, will fail to address the problem in that, among other problems, it fails to address the issue of acceptable and necessary creditworthiness of the utilities. In any event, the Trust cannot predict whether this legislation, or any legislative or regulatory proposals, will be enacted or adopted and, if so, provide any relief to the electricity crises or assure that the Olinda project will ever be paid by SCE for the energy and capacity delivered to SCE.

     Until the Olinda project can restart profitably, it will remain shut down, it will incur payroll and shutdown costs and it will not earn revenue. For the reasons described above, the Trust cannot estimate when it will restart the Olinda project or what its short-term and long-term prospects may be. At this time, the Trust does not believe that a long-term impairment of the Olinda project's value has occurred.

EXHIBIT 24 -- POWERS OF ATTORNEY

POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, John Belknap, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I and of Ridgewood Electric Power Trust IV, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                /s/John Belknap
                                                  John Belknap

POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Seymour Robin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I and of Ridgewood Electric Power Trust IV, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                 /s/Seymour Robin
                                                     Seymour Robin