Form 10-Q
period 2001-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2001-05-15
CIK 924386

RIDGEWOOD ELECTRIC POWER TRUST I
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

RIDGEWOOD ELECTRIC POWER TRUST I

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                                 March 31, 2001

Ridgewood Electric Power Trust I
Balance Sheet
--------------------------------------------------------------------------------

                                                    March 31, 2001  December 31,
                                                     (unaudited)       2000
                                                     -----------    -----------
Assets:
Investments in power generation projects .........   $ 7,066,383   $ 6,630,024
Cash and cash equivalents ........................     1,327,543     1,710,744
Other assets .....................................        14,482        15,592
                                                     -----------    -----------
 Total assets ....................................   $ 8,408,408   $ 8,356,360
                                                     -----------    -----------


Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $    11,928   $    52,772
Due to affiliates ................................       118,487        74,836
                                                     -----------    -----------
 Total liabilities ...............................       130,415       127,608
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
   outstanding) ..................................     8,285,372     8,236,623
Managing shareholder's accumulated deficit .......        (7,379)       (7,871)
                                                     -----------    -----------
 Total shareholders' equity ......................     8,277,993     8,228,752
                                                     -----------    -----------
 Total liabilities and shareholders' equity ......   $ 8,408,408   $ 8,356,360
                                                     -----------    -----------





                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
Revenue:
   Income from power generation projects .........       $ 60,692       $430,969
   Interest income ...............................         35,585         12,729
                                                         --------       --------
      Total revenue ..............................         96,277        443,698
                                                         --------       --------

Expenses:
   Accounting and legal fees .....................         12,238         10,261
   Management fee ................................         25,693         19,139
   Miscellaneous .................................          9,105          2,860
                                                         --------       --------
      Total expenses .............................         47,036         32,260
                                                         --------       --------

Net income .......................................       $ 49,241       $411,438
                                                         --------       --------








                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                     Managing
                                    Shareholders    Shareholder      Total
                                     -----------    ----------      -----------

Shareholders' equity,
 December 31, 2000 ...............   $8,236,623    $   (7,871)     $8,228,752

Net income for the period ........       48,749           492          49,241
                                     ----------     ----------      ----------

Shareholders' equity,
 March 31, 2001 ..................   $8,285,372    $   (7,379)     $8,277,993
                                     ----------     ----------      ----------








                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended March 31,
                                               --------------------------
                                                 2001            2000
                                               -----------    -----------
Cash flows from operating activities:
Net income .................................   $    49,241    $   411,438
                                               -----------    -----------
Adjustments to  reconcile  net  income
  to net  cash  flows  from  operating
  activities:
Return of investment in power generation
 project ...................................          --           46,494
Additional investment in power generation
 project ...................................      (436,359)          --
Changes in assets and liabilities:
 Increase in due from affiliates ...........          --           (1,111)
 Decrease in other assets ..................         1,110         40,323
 Decrease in accounts payable and accrued
  expenses .................................       (40,844)       (32,778)
 Increase in due to affiliates .............        43,651          6,050
                                               -----------    -----------
Total adjustments ..........................      (432,442)        58,978
                                               -----------    -----------
Net cash (used in) provided by
  operating activities .....................      (383,201)       470,416
                                               -----------    -----------
Cash flows from financing activities:
Cash distributions to shareholders .........          --         (374,083)
                                               -----------    -----------
Net cash used in financing activities ......          --         (374,083)
                                               -----------    -----------

Net increase in cash and cash equivalents ..      (383,201)        96,333

Cash and cash equivalents, beginning of year     1,710,744      1,142,009
                                               -----------    -----------
Cash and cash equivalents, end of period ...   $ 1,327,543    $ 1,238,342
                                               -----------    -----------




                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

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

Results of Operations

Total revenue decreased 78.3% to $96,000 in the first quarter of 2001 from $444,000 in the first quarter of 2000, primarily due to the absence of any income from the Olinda Project in 2001 compared to $374,000 in the first quarter of 2000. The absence of distributions from the Olinda Project reflects Southern California Edison Company ("SCE")'s failure to pay the project for power delivered since November 1, 2000. Interest income increased from $13,000 in the first quarter of 2000 to $36,000 in the first quarter of 2001 due to higher interest rates and higher average cash balances.

Total expenses of $47,000 in the first quarter of 2001 were comparable to the $32,000 incurred in the same period in 2000.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations, notwithstanding SCE's financial difficulties.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         As reported more fully in Form 10-K filed by the Trust for the year ended December 31, 2000, Brea Power Partners, L.P. ("Brea") entered into a long-term power purchase and sale agreement with Southern California Edison Company ("SCE"), which terminates on March 23, 2005. On January 16, 2001, as a result of the deregulation of the electric industry in California and its precarious financial position, SCE, in an effort to conserve what little cash it possessed, sent the Qualifying Facilities under contract with it, including the Olinda Project (which is owned by Brea), a letter informing them that it was temporarily suspending payments to Qualifying Facilities. SCE has not paid the Olinda Project for energy and capacity delivered to SCE for the months of November and December, 2000, January, February and March 2001. However, on March 27, 2001, the California Public Utilities Commission ("CPUC") ordered, among other things, that electric utilities in California pay on a going forward basis for power delivered by Qualifying Facilities. Since such order, SCE has paid Brea for the electric power produced and delivered from March 27, 2001 through April 30, 2001. However, given the developing and continuing crisis in California, there is no guarantee that such going forward payments will continue. Moreover, despite going forward payments, SCE has not paid amounts due to Brea for the months of November 2000 - March 2001.

         As a result, on April 5, 2001, Brea filed a lawsuit against SCE in the Superior Court of the State of California, County of Los Angeles, seeking damages of not less than $12 million based upon, among other things, SCE's breach of contract for failing to make full payment for November, 2000 - March, 2001 deliveries. Brea's lawsuit is but one of at least twelve similar lawsuits filed against SCE. As of this date, there is pending a motion filed by SCE to consolidate theses cases for purposes of discovery. Although the Trust believes that its position in the lawsuit is based on solid legal theory, it is difficult to assess the possible outcome of the lawsuit for reasons other than legal theory. For example, the CPUC, Federal Energy Regulatory Commission, the State of California and, additionally, the United States Government all have expressed a desire to assist in resolving the California energy crisis and each entity has jurisdiction over some, but possibly not all, of the issues that need to be resolved. In addition, on April 6, 2001, Pacific Gas and Electric Company ("PG&E") sought protection from creditors under Chapter 11 of the Bankruptcy Code and, as a result, certain actions of the Bankruptcy Court in the PG&E case may impact SCE. Finally, there is no guarantee that SCE may not itself declare bankruptcy, in which case SCE could reject the contract with Brea. Therefore, the Trust can not speculate as to the most likely outcome and, the impact, if any, such outcome will have on Brea, its contract with SCE or its filed lawsuit.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                                         Registrant


May 14, 2001                        By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)