Form 10-Q
period 2001-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2001-08-14
CIK 924386

RIDGEWOOD ELECTRIC POWER TRUST I
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 15, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

                  For the quarterly period ended June 30, 2001

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                                  June 30, 2001

Ridgewood Electric Power Trust I
Balance Sheet (unaudited)
--------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                           2001          2000
                                                       -----------   -----------

Assets:
Investments in power generation projects ...........   $ 7,111,894  $ 6,630,024
Cash and cash equivalents ..........................     2,170,858    1,710,744
Other assets .......................................        66,444       15,592
Due from affiliates ................................       188,158         --
                                                       -----------  -----------
          Total assets .............................   $ 9,537,354  $ 8,356,360
                                                       -----------  -----------
Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ..............   $    37,210  $    52,772
Due to affiliates ..................................        39,852       74,836
                                                       -----------  -----------
           Total liabilities .......................        77,062      127,608
                                                       -----------  -----------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (105.5 shares issued and
    outstanding) ...................................     9,455,848    8,236,623
Managing shareholder's accumulated
 earnings(deficit)                                           4,444       (7,871)
                                                       -----------  -----------
Total shareholders' equity .........................     9,460,292    8,228,752
                                                       -----------  -----------
Total liabilities and shareholders' equity .........   $ 9,537,354  $ 8,356,360
                                                       -----------  -----------











                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Six Months Ended         Three Months Ended
                            -----------------------   -----------------------
                            June 30,     June 30,      June 30,    June 30,
                              2001         2000          2001        2000
                            ----------   ----------   ----------   ----------
Revenue:
Income from power
 generation projects ....   $1,282,368   $  870,479   $1,221,676   $  439,510
Interest income .........       47,117       41,996       11,532       29,267
                            ----------   ----------   ----------   ----------
      Total revenue .....    1,329,485      912,475    1,233,208      468,777
                            ----------   ----------   ----------   ----------

Expenses:
Accounting and legal fees       34,056       19,589       21,818        9,328
Management fee ..........       46,264       38,278       20,571       19,139
Miscellaneous ...........       17,625       13,968        8,520       11,108
                            ----------   ----------   ----------   ----------
      Total expenses ....       97,945       71,835       50,909       39,575
                            ----------   ----------   ----------   ----------
Net income ..............   $1,231,540   $  840,640   $1,182,299   $  429,202
                            ----------   ----------   ----------   ----------












                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                         Managing
                          Shareholders   Shareholder    Total
                            ----------   ----------    ----------
Shareholders' equity,
 December 31, 2000 ......   $8,236,623   $   (7,871)   $8,228,752

Net income for the period    1,219,225       12,315     1,231,540
                            ----------   ----------    ----------
Shareholders' equity,
 June 30, 2001 ..........   $9,455,848   $    4,444    $9,460,292
                            ----------   ----------    ----------












                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                    Six Months Ended
                                               --------------------------
                                             June 30, 2001    June 30, 2000
                                               -----------    -----------
Cash flows from operating activities:
Net income .................................   $ 1,231,540    $   840,640
                                               -----------    -----------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
Additional investment in power
 generation projects .......................      (481,870)       (70,687)
Changes in assets and liabilities:
Increase in due from affiliates ............      (188,158)          --
Increase in other assets ...................       (50,852)       (22,078)
Decrease in accounts payable and accrued
 expenses ..................................       (15,562)       (37,171)
(Decrease) increase in due to affiliates ...       (34,984)        16,766
                                               -----------    -----------
Total adjustments ..........................      (771,426)      (113,170)
                                               -----------    -----------
Net cash provided by operating activities ..       460,114        727,470
                                               -----------    -----------
Cash flows from financing activities:
Cash distributions to shareholders .........          --         (746,765)
                                               -----------    -----------
Net cash used in financing activities ......          --         (746,765)
                                               -----------    -----------
Net increase (decrease) in cash
 and cash equivalents ......................       460,114        (19,295)

Cash and cash equivalents, beginning of year     1,710,744      1,142,009
                                               -----------    -----------
Cash and cash equivalents, end of period ...   $ 2,170,858    $ 1,122,714
                                               -----------    -----------



                 See accompanying note to financial statements.

Ridgewood Electric Power Trust I
Note to Financial Statements (unaudited)
--------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust I's Annual Report on Form 10-K.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Legal Matters

As reported more fully in Form 10-K filed by the Trust for the year ended December 31, 2000, Brea Power Partners, L.P. ("Brea") entered into a long-term power purchase and sale agreement with Southern California Edison Company ("SCE"), which terminates on March 23, 2005. On January 16, 2001, as a result of the deregulation of the electric industry in California and its precarious financial position, SCE, in an effort to conserve what little cash it possessed, sent the Qualifying Facilities under contract with it, including the Olinda Project (which is owned by Brea), a letter informing them that it was temporarily suspending payments to Qualifying Facilities. SCE has not paid the Olinda Project for energy and capacity delivered to SCE for the months of November and December 2000, January, February and March 2001. However, on March 27, 2001, the California Public Utilities Commission ("CPUC") ordered, among other things, that electric utilities in California pay on a going forward basis for power delivered by Qualifying Facilities. Since such order, SCE has paid Brea for the electric power produced and delivered from March 27, 2001 through July 31, 2001. However, given the developing and continuing crisis in California, there is no guarantee that such go forward payments will continue. Moreover, despite going forward payments, SCE has not paid amounts due to Brea for the months of November 2000 - March 2001.

As a result, on April 5, 2001, Brea filed a lawsuit against SCE in the Superior Court of the State of California, County of Los Angeles, seeking damages of not less than $12 million based upon, among other things, SCE's breach of contract for failing to make full payment for November, 2000 - March, 2001 deliveries. Brea's lawsuit is but one of at least twelve similar lawsuits filed against SCE. On July 13, 2001, Brea and SCE entered into an "Agreement Addressing Renewable Energy Pricing and Payment Issues" (" Renewable Agreement"). While the Renewable Agreement executed between Brea and SCE did not affect the price SCE paid Brea for electric energy, it did, among other things, require SCE to make an initial 10% partial payment of the outstanding balance owed to Brea for the months of November 2000- March 2001 and, upon the occurrence of certain events, additional partial payments. In return for such payments, Brea agreed to stay the prosecution of the litigation against SCE. If SCE fails to make the payments required by the Renewable Agreement, then the stay is lifted and Brea may prosecute its litigation against SCE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsDollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The Trust carries its investment in Projects at fair value and does not consolidate its financial statements with the financial statements of the Projects. Revenue is recorded by the Trust when distributions are declared by the Projects. Trust revenues may fluctuate from period to period depending on the operating cash flow generated by the Projects and the amount of cash retained by the Projects to fund capital expenditures.

Results of Operations

Total revenue increased 45.7% to $1,329,000 in the first six months of 2001 from $912,000 in the first six months of 2000 due to a $406,000 increase in income from the Olinda Project and $6,000 of income from the Hawthorne engines. Total revenue increased 163.1% to $1,233,000 in the three months ended June 30, 2001 from $469,000 in the same period in 2000 due to a $781,000 increase in income from the Olinda Project and $2,000 of income from the Hawthorne engines. Interest income decreased $18,000 for the three months ended June 30, 2001 as compared to same period in 2000. The increased revenue from the Olinda Project reflects higher revenues resulting from an increase in the price of energy sold under the Project's power contract.

Total expenses of $98,000 in the first six months of 2001 and $51,000 in the three months ended June 30, 2001 were comparable to the $72,000 and $40,000, respectively, incurred in the same periods in 2000.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payments for certain accounting and legal services to third persons. The Trust ceased making distributions to its shareholders in the first quarter of 2001.

The Olinda Project currently has two engines in the process of being installed. These engines are expected to begin full time operation in the third quarter of 2001 and will add 2.5MW of capacity to the Project. The expansion will be funded up to $1.5 million by project financing and additional investments of cash on hand by the Trust

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations, notwithstanding Southern California Edison Company's financial difficulties. (see Legal Proceedings below)

Forward-looking statement advisory

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

                           PART II - OTHER INFORMATION
 Item 1. Legal Proceedings

         As reported more fully in Form 10-K filed by the Trust for the year ended December 31, 2000, Brea Power Partners, L.P. ("Brea") entered into a long-term power purchase and sale agreement with Southern California Edison Company ("SCE"), which terminates on March 23, 2005. On January 16, 2001, as a result of the deregulation of the electric industry in California and its precarious financial position, SCE, in an effort to conserve what little cash it possessed, sent the Qualifying Facilities under contract with it, including the Olinda Project (which is owned by Brea), a letter informing them that it was temporarily suspending payments to Qualifying Facilities. SCE has not paid the Olinda Project for energy and capacity delivered to SCE for the months of November and December 2000, January, February and March 2001. However, on March 27, 2001, the California Public Utilities Commission ("CPUC") ordered, among other things, that electric utilities in California pay on a going forward basis for power delivered by Qualifying Facilities. Since such order, SCE has paid Brea for the electric power produced and delivered from March 27, 2001 through July 31, 2001. However, given the developing and continuing crisis in California, there is no guarantee that such go forward payments will continue. Moreover, despite going forward payments, SCE has not paid amounts due to Brea for the months of November 2000 - March 2001.

         As a result, on April 5, 2001, Brea filed a lawsuit against SCE in the Superior Court of the State of California, County of Los Angeles, seeking damages of not less than $12 million based upon, among other things, SCE's breach of contract for failing to make full payment for November, 2000 - March, 2001 deliveries. Brea's lawsuit is but one of at least twelve similar lawsuits filed against SCE. On July 13, 2001, Brea and SCE entered into an "Agreement Addressing Renewable Energy Pricing and Payment Issues" (" Renewable Agreement"). While the Renewable Agreement executed between Brea and SCE did not affect the price SCE paid Brea for electric energy, it did, among other things, require SCE to make an initially 10% partial payment of the outstanding balance owed to Brea for the months of November 2000- March 2001 and, upon the occurrence of certain events, additional partial payments. In return for such payments, Brea agreed to stay the prosecution of the litigation against SCE. If SCE fails to make the payments required by the Renewable Agreement, then the stay is lifted and Brea may prosecute its litigation against SCE.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


August 14, 2001                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)