Form 10-Q
period 2001-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2001-11-14
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust I

                              Financial Statements

                               September 30, 2001

Ridgewood Electric Power Trust I
Balance Sheet
(unaudited)
--------------------------------------------------------------------------------

                                                 September 30,  December 31,
                                                      2001          2000
                                                  ------------  -------------

Assets:
Investments in power generation projects .......   $ 6,981,626   $ 6,630,024
Cash and cash equivalents ......................     2,925,850     1,710,744
Other assets ...................................        66,560        15,592
Due from affiliates ............................       279,344          --
                                                   -----------   -----------

          Total assets .........................   $10,253,380   $ 8,356,360
                                                   -----------   -----------


Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses ..........   $    40,789   $    52,772
Due to affiliates ..............................          --          74,836
                                                   -----------   -----------

           Total liabilities ...................        40,789       127,608
                                                   -----------   -----------

Commitments and contingencies ..................          --            --

Shareholders' equity:
Shareholders' equity (105.5 shares
 issued and outstanding) .......................    10,200,624     8,236,623
Managing shareholder's accumulated
 earnings (deficit) ............................        11,967        (7,871)
                                                   -----------   -----------

          Total shareholders' equity ...........    10,212,591     8,228,752
                                                   -----------   -----------

      Total liabilities and shareholders' equity   $10,253,380   $ 8,356,360
                                                   -----------   -----------




















                   See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Operations
(unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended        Three Months Ended
                         --------------------------  ---------------------------
                         September 30, September 30, September 30, September 30,
                              2001         2000          2001          2000
                          ------------ ------------  -------------  ------------
Revenue:
   Income from power
    generation projects .   $2,120,912   $1,752,986   $  838,544   $  882,507
   Interest income ......       84,643       64,564       37,526       22,568
                            ----------   ----------   ----------   ----------
      Total revenue .....    2,205,555    1,817,550      876,070      905,075
                            ----------   ----------   ----------   ----------

Expenses:
   Accounting and legal
    fees ................      132,739       54,889       98,683       35,300
   Management fee .......       66,835       67,250       20,571       28,972
   Miscellaneous ........       22,142       14,320        4,517          352
                            ----------   ----------   ----------   ----------
      Total expenses ....      221,716      136,459      123,771       64,624
                            ----------   ----------   ----------   ----------

Net income ..............   $1,983,839   $1,681,091   $  752,299   $  840,451
                            ----------   ----------   ----------   ----------

































                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Changes in Shareholders' Equity
(unaudited)
--------------------------------------------------------------------------------


                                                           Managing
                                           Shareholders   Shareholder   Total
                                           ------------   ----------- ----------

Shareholders' equity, December 31, 2000     $8,236,623      $(7,871)  $8,228,752

Net income for the period                    1,964,001       19,838    1,983,839
                                           -------------   --------- -----------
Shareholders' equity, September 30, 2001   $10,200,624      $11,967  $10,212,591
                                           -------------   --------- -----------






































                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Statement of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

                                                      Nine Months Ended
                                                September 30,     September 30,
                                                    2001              2000
                                               --------------     -------------
Cash flows from operating activities:
    Net income ................................   $ 1,983,839     $ 1,681,091
                                                  -----------     -----------
    Adjustments to reconcile net income
      to net cash flows from operating
      activities:
    Additional investment in power
      generation projects .....................      (351,602)       (323,205)
    Changes in assets and liabilities:
       Increase in due from affiliates ........      (279,344)             --
       (Increase) decrease in other assets ....       (50,968)            463
      Decrease in accounts payable and
        accrued expenses ......................       (11,983)        (11,709)
       (Decrease) increase in due to affiliates       (74,836)         46,420
                                                  ------------     -----------
               Total adjustments ..............      (768,733)       (288,031)
                                                  ------------     -----------
     Net cash provided by operating activities      1,215,106       1,393,060
                                                  ------------     -----------

Cash flows from financing activities:
     Cash distributions to shareholders .......            --      (1,119,740)
                                                  ------------     -----------
     Net cash used in financing activities ....            --      (1,119,740)
                                                  ------------     -----------


Net increase in cash and cash equivalents .....     1,215,106         273,320

Cash and cash equivalents, beginning of year ..     1,710,744       1,142,009
                                                  ------------     -----------
Cash and cash equivalents, end of period ......   $ 2,925,850     $ 1,415,329
                                                  ------------    ------------





                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust I
Notes to Financial Statements (unaudited)

1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust I's Annual Report on Form 10-K.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Legal Matters

As reported more fully in the Form 10-K filed by the Trust for the year ended December 31, 2000, Brea Power Partners, L.P. ("Brea") entered into a long-term power purchase and sale agreement with Southern California Edison Company ("SCE"), which terminates on March 23, 2005. On January 16, 2001, as a result of the deregulation of the electric industry in California and its precarious financial position, SCE, in an effort to conserve what little cash it possessed, sent the Qualifying Facilities under contract with it, including the Brea Project (which is owned by Brea), a letter informing them that it was temporarily suspending payments to Qualifying Facilities. SCE has not paid the Brea Project for energy and capacity delivered to SCE for the months of November and December 2000, January, February and March 2001. However, on March 27, 2001, the California Public Utilities Commission ("CPUC") ordered, among other things, that electric utilities in California pay on a going forward basis for power delivered by Qualifying Facilities. Since such order, SCE has paid Brea for the electric power produced and delivered from March 27, 2001 through September 30, 2001. However, given the developing and continuing crisis in California, there is no guarantee that such go forward payments will continue. Moreover, despite going forward payments, SCE has not paid amounts due to Brea for the months of November 2000 - March 2001. As a result, on April 5, 2001, Brea filed a lawsuit against SCE in the Superior Court of the State of California, County of Los Angeles, seeking damages of not less than $12 million based upon, among other things, SCE's breach of contract for failing to make full payment for November 2000 - March 2001 deliveries. Brea's lawsuit is but one of at least twelve similar lawsuits filed against SCE. On July 13, 2001, Brea and SCE entered into an "Agreement Addressing Renewable Energy Pricing and Payment Issues" (" Renewable Agreement"). While the Renewable Agreement executed between Brea and SCE did not affect the price SCE paid Brea for electric energy, it did, among other things, require SCE to make an initial 10% partial payment of the outstanding balance owed to Brea for the months of November 2000 - March 2001 and, upon the occurrence of certain events, additional partial payments. In return for such payments, Brea agreed to stay the prosecution of the litigation against SCE. If SCE fails to make the payments required by the Renewable Agreement, then the stay is lifted and Brea may prosecute its litigation against SCE. Since the execution of the Renewable Agreement, SCE has made the first partial payment and has been making the interest payments required under the Renewable Agreement. However, the Renewable Agreement provides that SCE will make further partial payments if the Legislature of the State of California adopted legislation, which, among other things, would restore SCE to creditworthiness. Such legislative fix was not adopted by California, but rather, the California Public Utilities Commission ("CPUC") entered into a Settlement Agreement with SCE, which SCE has stated publicly has in large part achieved the same results sought through the legislation. Nonetheless, SCE has made credible threats that it will now seek to declare the Renewable Agreements entered into between it and many Qualifying Facilities void because of the lack of a legislative solution. In such event, Brea should not be financially harmed in that the Renewable Agreement executed by Brea and SCE did not affect the price SCE paid Brea for electric energy. However, should SCE declare the Renewable Agreement void, Brea would be free to pursue its litigation.

3. Subsequent Event

On November 5, 2001, the Managing Shareholder, on behalf of the Trust, distributed a Proxy Statement to all of the Trust's shareholders. The main purpose of the Proxy is to seek shareholder approval to terminate the Trust's current status as a business development company under the Investment Company Act of 1940 and to amend certain provisions of the Declaration of Trust as it relates to the Act. The Trust believes, as a result of its current business operations, that it does not meet the definition of an investment company under the 1940 Act and in the best interest of its shareholders seeks amendment.

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

Results of Operations

Total revenue increased 21.3% to $2,206,000 in the first nine months of 2001 from $1,818,000 in the first nine months of 2000 due to a $351,000 increase in income from the Olinda Project and a $17,000 increase in income from the Hawthorne engines. Total revenue of $876,000 for the three months ended September 30, 2001 was comparable to $905,000 for the same period in 2000. The increased revenue from the Olinda Project reflects higher revenues resulting from an increase in the price of energy sold under the Project's power contract. Except for the increase in accounting and legal fees, Trust level expenses for the nine and three months ended 2001 were comparable to the respective periods in 2000. The increase in accounting and legal fees are attributable to the professional fees incurred by the Trust as it seeks to terminate its status as a Business Development Company under the Investment Company Act of 1940. (See Note 3 under Notes to Financial Statements)

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payments for certain accounting and legal services to third persons. The Trust ceased making distributions to its shareholders in the first quarter of 2001. The Olinda Project currently has two engines in the process of being installed. These engines are expected to begin full time operation in the fourth quarter of 2001 and will add 2.5MW of capacity to the Project. The expansion will be funded by up to $1.5 million of project based financing and additional investments of cash on hand by the Trust. The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations, notwithstanding Southern California Edison Company's financial difficulties. (see Legal Proceedings below)

Forward-looking statement advisory

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

See Note 2 under Notes to Financial Statements.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIDGEWOOD ELECTRIC POWER TRUST I
                                       Registrant


November 14, 2001                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)