Form 10-K
period 2001-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2002-04-15
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $10,550,000.

Exhibit index is at page 31.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust I (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

         The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

         (a)  General Development of Business.

         The Trust was organized as a Delaware business trust on May 9, 1994. It was organized to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, L.P. (the "Partnership"). The Partnership was a Delaware limited partnership, which was organized in March 1991 to participate in the development, construction and operation of independent power generating facilities ("Projects"). The Partnership raised $10.5 million in a single private offering conducted in 1991 and early 1992. Substantially all of those funds were applied prior to 1995 to the purchase of interests in the Projects described below, to the funding of business ventures that were unsuccessful and to the paying the fees and expenses of the Partnership's offering and the Partnership. On June 15, 1994, with the approval of the partners, the Partnership was combined into the Trust, which acquired all of the Partnership's assets and which became liable for all of the Partnership's obligations. In exchange for their interests in the Partnership, the investors in the Partnership received an equivalent number of Investor Shares (as defined below) in the Trust. The Partnership was dissolved.

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On July 15, 1994 the election and registration became effective. On November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") as a result of such withdrawal, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. A total of 105.5 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

         The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the managing shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investors.

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

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o  Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts;
o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and
o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.

Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager and chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts (collectively "Other Power Trusts"), which have been organized by the Managing
Shareholder:

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

(c)  Narrative Description of Business.

     (1)  General Description.

         The Trust was formed to participate in the development, construction and operation of independent electric power projects. These Projects are Qualifying Facilities or "QFs." Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), among other things, requires utilities to purchase electric power from QFs, including "cogeneration facilities" and "small power producers," and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with rates set by contract formula approved by state regulatory commissions. Although one of the benefits of PURPA is the requirement imposed upon electric utilities to purchase QF electric power, there are nonetheless some QFs that do not have Power Contracts with electric utilities because, among other reasons, such electric utilities take the view that state implementation of PURPA no longer requires such purchase of QF power. As explained below, Southern California Edison Company ("SCE") has taken such a position, which is being legally challenged by several QFs.



         (2) Projects.

         (i) Brea Project. In October 1994, the Trust purchased, for $3.1 million, an equity interest in Brea Power Partners, L.P., a partnership, which owns and operates a 5-megawatt capacity electric generating facility fueled by methane and other burnable gases created by the decomposing of garbage in a landfill (the "Brea Project"). If not used for fuel, those gases would escape to the atmosphere. Methane is a potent "greenhouse gas" that increases global warming by significantly more than the carbon dioxide and water vapor produced when it is burned.

         On June 1, 1997, the Trust, through subsidiaries, acquired the general partnership interest and the limited partnership interest owned by GSF Energy, LLC, an indirect subsidiary of DQE Corporation ("DQE"), for a base price of $3,000,000, and thus acquired the entire beneficial interest in the Brea Power Partners, L.P. Until June of 1997, an affiliate of DQE operated the Brea Project under an operations and maintenance agreement. The operations and maintenance agreement was terminated in June 1997 and RPM, an affiliate of the Trust's Managing Shareholder, began operating and continues to operate the Brea Project. RPM is reimbursed by the Trust for its actual costs incurred and allocable overhead expenses but is not otherwise compensated.

         The Brea Project is a QF. Electricity generated by the Brea Project, over and above its own requirements, is sold to SCE under a long-term power sales contract (a "Power Contract"). The energy price under the Power Contract is the higher of 5.8 cents per kilowatt-hour or SCE's avoided cost, which is an amount determined by a contract formula set forth in the Power Contract. Generally, QFs are paid avoided cost, which is computed under a contract formula prescribed by the California Public Utility Commission ("CPUC") consisting of a fixed payment for capacity and a payment per unit of energy delivered to the utility.

         The Power Contract may be terminated by either party no earlier than the end of 2004 on 5 years' advance notice. On March 23, 2000, SCE provided such written notice to the Brea Project notifying the Brea Project it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project will have to sell its electric output in the competitive electric power market and there is no assurance that it will be able to do so at a profit.

         The Trust's purchase of the Brea Project in 1994 did not include the landfill gas collection system. Currently, GSF sells landfill gas to the Brea Project pursuant to a Landfill Gas Purchase Agreement ("Gas Agreement"). The price paid by the Brea Project includes both a price per MMBTu for landfill gas delivered and a fixed annual payment. The Gas Agreement expires on the later of December 31, 2004 or the expiration of the Power Contract with SCE. The landfill gas is produced from a landfill owned by the County of Orange, California and is collected and sold by GSF under a gas lease agreement between GSF and the County of Orange. As described below, in 2001 RPM renegotiated the Gas Agreement with GSF and entered into, on behalf of both the Brea Project and the Olinda Project, an Amended and Restated Gas Sale and Purchase Agreement, which becomes effective and replaces the Gas Agreement on the date that the Olinda Project is commercially operable and capable of selling electric power.

         Congress has created tax credits as an incentive for selling landfill gas (with numerous exceptions and phase-outs). The tax credit applicable to the landfill gas sold by GSF currently expires on December 31, 2002, although Congress is currently debating an extension of this and other similar tax credits. The credit can only be obtained, however, by a seller of landfill gas to an unaffiliated generating facility. Accordingly, neither the Trust nor its Investors are entitled to any tax credit for landfill gas. If the tax credit is not extended or another tax or subsidy incentive is not substituted for it, GSF may not be able to operate the gas collection system under the existing arrangements and the cost of landfill gas fuel to the Project may increase. However, GSF has generally complied with its obligations under the Gas Agreement and the Trust has no indication or evidence that such compliance will not continue throughout the term of the SCE Power Contract.

         On January 16, 2001, SCE sent the QFs under contract with it, including the Brea Project, a letter stating that it was temporarily suspending payments to QFs. SCE was at that time experiencing severe financial problems due to the California electric energy crisis and decided to conserve cash by suspending payments to QFs and other creditors. SCE did not pay the Brea Project for energy and capacity delivered to SCE for the months of November and December 2000, and January and February 2001. SCE issued public statements at that time indicating that it would be unable to pay QFs, as well as other suppliers and creditors, for the foreseeable future.

         As a result, on or about April 9, 2001, the Brea Project filed a lawsuit in California state court against SCE asserting, among other things, breach of contract for its failure to pay for electric energy and capacity already delivered pursuant to the Power Contract. The Brea Project was not alone in filing a lawsuit against SCE and many QFs filed similar lawsuits against SCE. All of the QF lawsuits, including the Brea Project's, were eventually consolidated into one case and were subject to a motion to dismiss filed by SCE. SCE claimed that the CPUC had subject matter jurisdiction over the matters raised in the QF lawsuits and, as a result, the cases should have been filed with and brought before the CPUC. On September 13, 2001, the California state court agreed with SCE and dismissed all of the QF lawsuits, including the Brea Project's, without prejudice claiming that the matter indeed should be filed before the CPUC. However, as explained below, long before the California state court considered and decided the matter, the Brea Project was no longer economically interested in the progress or outcome of its lawsuit and remained a party to the consolidated case primarily for administrative and informational purposes.

         In April of 2001, the Brea Project entered into agreements with AMROC Investment, LLC ("AMROC") to sell to AMROC the Brea Project's rights to the outstanding SCE accounts receivable. AMROC simply acted as the Brea Project's counterparty and was an intermediary for the ultimate purchaser of the accounts receivable, who entered into purchase agreements for such receivables with AMROC. The Brea Project sold its accounts receivable at a discount but did so at time when SCE was not in a position to pay, was publicly indicating that it was possible that it would never be able to pay, and was very likely to declare bankruptcy. As indicated, the Brea Project had not been paid for the electric energy and capacity delivered during the period of November 2000 through March 2001 and, although it had shut down operations soon thereafter due to SCE failure to pay, was nonetheless incurring substantial expenses. Selling the accounts receivable provided the Brea Project with available cash to pay outstanding and current expenses and shifted the risk of SCE's failure to pay and possible bankruptcy to a third party. As a result of such sale, the Brea Project did not aggressively pursue the litigation against SCE described above.

         Additionally, on July 16, 2001, the Brea Project entered into an "Agreement Addressing Renewable Energy Pricing and Payment Issues" ("Renewable Agreement") with SCE. The Renewable Agreement essentially was a form agreement that SCE had obtained approval from the CPUC to present to and execute with certain of the QFs it had under contract. The Renewable Agreement, generally, required a QF to agree to a stay of any existing litigation it was prosecuting against SCE or, alternatively, agree not to bring such litigation, and agree to a fixed energy price for a term of five (5) years. In exchange, SCE confirmed the outstanding balance it owed to a QF, agreed to pay ten (10%) percent of the outstanding balance upon execution, to pay ongoing interest, and then pay the remaining balance upon the occurrence of certain events, primarily the enactment of legislation designed to make SCE creditworthy. The Brea Project executed a form of the Renewable Agreement that did not include a fixed energy price, since the energy price contained in the Brea Power Contract with SCE was higher than that offered in the Renewable Agreement. Since the Brea Project no longer owned the outstanding balance, it sought and received approval from AMROC to execute the Renewable Agreement.

         During the later part of 2001, SCE tried to avoid its obligations under these Renewable Agreements by asserting that the CPUC, as opposed to the California Legislature, adopted a plan that would allow SCE to remain creditworthy and therefore, since the legislature did not enact legislation, there was no obligation to comply with the Renewable Agreements. SCE's argument was essentially form over substance and after substantial discussion with QFs that had executed the Renewable Agreement, and threatened litigation if SCE did not comply with its obligations thereunder, SCE drafted an amendment to the Renewable Agreement that, essentially, adopts new payment terms to accommodate the actual solution and timing to SCE's financial problems reached with the CPUC. The Brea Project received approval from AMROC to execute the amendment. SCER has since paid the outstanding balance it owed to the Brea Project for the energy and capacity the Brea Project delivered during the period November 2000 through March 2001. As required by the Brea Project's agreement with AMROC, such amounts were forwarded by the Brea Project to AMROC.

         (ii) Olinda Project. In early 2001, the Trust decided to expand its operations at the Orange County Landfill where the Brea Project is located, by developing and installing a 2.5-megawatt electric generating facility fueled by methane gas (the "Olinda Project"). The total cost of the Olinda Project is expected to be $3,000,000, half of which has been financed. The Olinda Project was designed and built by Stewart & Stevenson, an engineering and construction firm, for a cost of approximately $2,500,000. The Olinda Project has yet to pay Stewart & Stevenson in full for its services and is awaiting the results of the start-up and testing of the facility before paying the outstanding balance to Stewart & Stevenson. The Olinda Project is a QF but does not have a Power Contract with SCE or other electric utility. The Olinda Project attempted to obtain a Power Contract with SCE but was informed by SCE that pursuant to SCE's interpretation of a CPUC order, they no longer have an obligation to purchase electric power from new QFs. The Olinda Project and the Trust believe that this is a violation of PURPA and indeed several other QFs that have been rebuffed by SCE have instituted legal action against SCE. The Olinda Project is nonetheless following the lawsuit as it proceeds in the California courts.

         In March 2002, the Olinda Project entered into a ninety-day power sales contract with the California Power Authority. The Olinda Project and the California Power Authority are in the process of negotiating a longer term contract.

         Landfill Gas to be used by the Olinda Project is being supplied by GSF, the supplier of landfill gas to the Brea Project. Once the Olinda Project is commercial and capable of selling its electric power, the current Gas Agreement is terminated and the Amended and Restated Gas Sale and Purchase Agreement ("Amended Agreement") with GSF becomes effective. Pursuant to the Amended Agreement, RPM, on behalf of the Brea Project and Olinda Project, is effectively entitled to purchase all of the landfill gas generated and produced by the landfill and collected by GSF. Thus, the Trust has contractual rights to all landfill gas, which is sufficient to fuel further expansion of either or both the Brea or the Olinda Projects. In addition, the term of the Amended Agreement, and thus, the right to all such landfill gas, extends to the year 2018.

         (iii) Stillwater Project. In October 1991, the Trust acquired a 32.5% equity interest with respect to a 3.5 megawatt (nominal capacity) hydroelectric facility which was then under construction on the Hudson River in the village of Stillwater, New York (approximately 30 miles northeast of Albany) at the site of a pre-existing 800 foot wide masonry dam structure (the "Stillwater Project") for a purchase price of $750,000. The Stillwater Project commenced commercial operation in May 1993.

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

         The Stillwater Project's revenues are dependent upon water levels in the Hudson River, which have fluctuated significantly during the last several years. During low flow periods, generation is curtailed. For a variety of reasons, power output during high flow periods has not reached projected levels. In addition, even if water flow levels are optimal, the Project is unable to generate the full projected output of 3.5 megawatts of electricity because of a design defect. As a result, the Trust has only received a single partial payment of $126,000 in 1994 and does not expect to receive any additional payments for several years.

         Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract which expires in 2028.

         (iv) Lynchburg Project. The Trust owned RW Power Partners, L.P. which made an approximately $3.9 million equity investment (including without limitation construction costs and cash advances) in a 3 megawatt electrical generating facility that was constructed in an industrial park near South Boston, Virginia (the "Lynchburg Project" also known as the "South Boston Project"). The Trust shut down the Lynchburg Project in January 1997 and sold it to an unaffiliated third party in December 1997 for a $700,000 promissory note secured by the Project property and the right to receive 2% of any future gross revenues from the Project. The buyer of the Lynchburg Project was unable to operate it successfully and closed it in August 1999. The Trust wrote off the mortgage as being uncollectible effective December 31, 1999.

         (v) Mobile Power Units. Effective August 1999, the Trust purchased two mobile electric generating units manufactured by Caterpillar Inc. (the "Units"). The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power I, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne added the Units to its own rental fleet of similar equipment and rents them to contractors, engineering firms and other industrial or commercial customers who need emergency, temporary or peak power supplies. The Trust receives 80% of the net rental revenues and is responsible for major maintenance; Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the Units.

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

         Additional information regarding the Projects is found in the Notes to the Consolidated Financial Statements.

         (3) Project Management and Operation

         The Managing Shareholder has organized RPM to provide operating management for the Projects, and has assigned day-to-day management of the Brea Project and Olinda Project to RPM. These services are charged to the Projects at RPM's cost. See Item 10 - Directors and Executive Officers of the Registrant and
Item 13 Certain Relationships and Related Party Transactions for further information regarding the Operation Agreement and RPM and for the cost reimbursements received by RPM. The Stillwater Project is managed by its remaining equity partners. Hawthorne manages the Mobile Power Units.

         Customers that accounted for more than 10% of the consolidated revenue to the Trust in each of the last three fiscal years are:

                                       Calendar Year
                                  2001         2000        1999
Southern California Edison        94.6%       94.6%       97.6%


         (4)  Trends in the Electric Utility and Independent Power Industries.

         The year 2001 was an extremely volatile and unpredictable year for the electric generation and independent electric power industry. In the State of California, where the Brea Project and Olinda Project are located, the year began with the state experiencing severe electricity shortages. Such shortages were due to a variety of factors including, but not limited to, seriously flawed electric deregulation legislation and implementation, explosive growth in California's electric consumption, the failure of the state to add significant electric generation during the last decade, very strict environmental regulations, electric transmission constraints, natural gas shortages, and the lack of available electric supply from other areas of the western United States. As a result, California, particularly San Francisco, experienced rolling blackouts, high wholesale electric prices, and subsequently, retail electric rates soared, and the California investor owned electric utilities ("IOUs") experienced severe and critical cash shortages due, in large part, to the fact that for 2000 and part of 2001 IOU rates to retail consumers were frozen such that increased wholesale prices could not be passed on to consumers. Pacific Gas and Electric Company ("PG&E") thus declared bankruptcy in April 2001 and for much of the summer and fall of 2001, it was not at all clear whether SCE would be able to survive without declaring bankruptcy. Moreover, other parts of the United States, particularly New England, experienced wholesale price spikes and shortages and while there was speculation that such areas would experience California type blackouts and shortages, such events never materialized.

         Predictably, legislators, regulators and consumer advocates blamed the "electric crisis" on attempts by independent power producers, other generators of electric energy, and marketers of such electric energy to exert market power and manipulate the market to, effectively, extract monopoly type prices from California. Such assertions, however, have not been proven to be factual. It appears that the causes of the electric crisis are varied and complex and therefore such assertions are typical political rhetoric, although investigations at various levels of government still continue. Nonetheless, despite such rhetoric, the legislators and regulators did respond rather rapidly to the electric crisis. For example, the Federal Energy Regulatory Commission ("FERC") removed certain vestiges of California's deregulation legislation (such as the requirement that all California IOUs buy and sell all of the electricity through a short term, highly unpredictable energy market), imposed wholesale price caps, allowed excess power from QFs to be sold to third parties, and instituted certain price mitigation policies. In addition, the State of California responded also by increasing the retail electric rates to reflect more accurately the wholesale electric price, providing incentives for conservation, streamlining the permitting process so as to increase and speed the construction of new electric generation, and beginning, through the California Department of Water Resources ("DWR"), to purchase power on behalf of the IOUs and to enter into long-term power contracts to ensure and maintain adequate supply.

         During 2001, as a result of the high wholesale prices in California and other parts of the United States, independent power producers ("IPPs") naturally responded by either purchasing additional existing electric generation or announcing plans to build new electric generation. There were estimates that an additional 50,000 megawatts would be constructed during the next several years. While such purchasing and proposed construction began prior to 2001 and was not all in response to the California electric crisis, there is no doubt that such crisis accelerated purchasing and proposed construction of power plants by independent power producers.

         However, as 2001 progressed, the electric crisis appeared to fade and wholesale prices fell significantly. Such change was due in large measure to the work of the DWR, an extremely mild summer in California, an increase in electric conservation and a decrease in natural gas prices, which fuels an overwhelming majority of the power plants in California. Current prices in the CAISO market are approximately $.030/kWh for on-peak power, which is less than it would cost to operate the Olinda Project. However, the Olinda Project is an environmentally friendly renewable energy source and California has made a commitment to purchase significant amounts of renewable energy.

         In April of 2001, the California Legislature authorized the California Power Authority ("CPA"), a state agency, to issue up to $5 billion dollars in revenue bonds to solve the states electricity problems, although such bond issue has not been completed. The CPA is charged with the responsibility of maintaining adequate reserves and supplies of electricity at reasonable costs such that the shortages experienced by California would not likely occur in the future. To that end, the CPA has been negotiating with IPPs that entered into long-term contracts with the DWR in an attempt to lower the rates paid by the DWR (i.e., the State of California) for such electric energy. In addition, the CPA is responsible for ensuring that California's electric supply portfolio includes a significant amount of renewable resources. As a result, it has been negotiating, on behalf of the DWR, for the purchase of such renewable resources. The Olinda Project has entered into a 90-day power sales agreement with the CPA and is currently engaged in negotiations with the CPA for a long-term power sales contract. However, there is no guarantee that such a contract will be negotiated and executed. In such event, and at current California wholesale electric prices, it would be difficult for the Olinda Project to sell its electric output in the market.

         In addition to the problems described above regarding California, on December 2, 2001, Enron Corp. ("Enron") filed for protection under the U.S. Bankruptcy Code in the largest bankruptcy filing in United States history. While extremely complicated and still the subject of a large number of congressional and regulatory agency investigations, it appears that the Enron bankruptcy resulted in large measure to the restatement of earnings and reduction of shareholders' equity that Enron announced due to accounting irregularities. Because Enron is primarily a power marketer that relies heavily on an investment grade credit to conduct its power marketing business, when the restatements were announced, rating agencies, such as Moody's and Standard & Poor's, lowered Enron's credit rating, which in turn caused Enron's trading partners to liquidate power contracts and/or refuse to continue to conduct business with Enron. Enron's bankruptcy soon resulted.

         As a result of Enron's bankruptcy, many independent power producers have seen their stock prices and credit rating plummet. In an attempt to reverse such events, many have attempted to "clean-up" their balance sheets and reduce debt by either selling (or attempting to sell) power facilities recently purchased and have also cancelled proposed new construction. In addition to Enron's bankruptcy, the extremely low wholesale prices, the erratic regulatory framework and the fact that many states, including California, have either canceled deregulation or limited its scope and appeal, have all contributed to decisions by IPPs to discontinue construction of new power plants. Although electric supply is currently meeting demand nationwide due, in large measure, to mild weather, low gas prices, new generation already online, and the general U.S. economic downturn, there is a possibility that should the economy rebound, gas prices increase, conservation decrease and demand increase, shortages nationwide could result. While such shortages could create social and political problems for entities that own and operate electric generation facilities, such as the Trust, electric shortages generally equate to higher wholesale electric prices and a favorable market within which to sell electric energy.

         In conclusion, the trend in the industry, as a result of the matters detailed above, may be a retrenching and reversion to a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many of those charged with the responsibility of investigating the Enron or the California problems have not disavowed deregulation. In any event, such market change and reporting requirements, if adopted, may impact less upon the Brea Project, which currently has a Power Contract with SCE, as opposed to the Olinda Project, which, unless it contracts with the CPA, will be subject to selling its power, to the extent it can, in the general electric market. The Trust has no direct exposure to Enron. The Trust's indirect exposure to Enron cannot yet be determined.

         (5)  Competition

         The Brea and Stillwater Projects, as described above, are not currently subject to competition because those Projects have entered into long-term Power Contracts to sell their output at specified prices. The Olinda Project, however, does not have a current long-term Power Contract and is subject to market competition. The Brea and Stillwater Projects, likewise, would be subject to future competition to market its electricity output if its Power Contract expires or is terminated. Given the current environment in California regarding electric power and generation and the current low wholesale electric rates, as described above, the Trust believes that, if subjected to competition in the very near future, the Brea Project could face difficulty competing and selling its energy and capacity profitably. However, as further detailed in Item 1(c)(4), the recent bankruptcy of Enron Corp., as well as the low electric rates, have prompted many electric generators to cancel plans to construct and install new electric generation. As a result, there may very well be a shortage of generation capacity in the foreseeable future. If this were to occur, the Brea Project, as well as the Olinda Project, would be in a position to sell its energy and capacity at favorable rates, although such favorable rates can not be assured due to certain other uncertainties. The process of deregulation in New York, where the Stillwater Project is located, is still uncertain and it is difficult to estimate the level of marketing competition that it would face in any such event.

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

         6.  Regulatory Matters.

         The Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

         (i)  Energy Regulation.

         (A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of QFs meeting certain criteria. QFs are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended, the Federal Power Act, as amended, and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QF if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

         The exemptions from extensive federal and state regulation afforded by PURPA to QFs are important to the Trust and its competitors. The Trust believes that each of its Projects is a QF. If a Project loses its QF status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the Energy Act has resulted and may continue to result in increased competition in the sale of electricity.

        (C) The Federal Power Act ("FPA"). The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. Again, this will not affect the Trust's Projects unless they were to attempt sales to other customers.

         (D) State Regulation. The Trust's Projects are not subject to material state economic regulation except for requirements in California and New York to supply the purchasing utility with information to confirm compliance with QF fuel use and efficiency requirements and to make the Projects available for audit and inspection to confirm QF compliance. The Trust believes that its Projects meet QF standards. States also have authority to regulate certain environmental, health and siting aspects of QFs.

         (E) Mobile Power Units. The Mobile Power Units, as temporary on-site units operated by the electricity consumer, are not subject to economic regulation in California or most other jurisdictions. If a Unit were rented by a regulated utility, that utility might be subject to economic regulation but the rental fee for the Unit would probably not be directly regulated. There might be an indirect regulatory effect to the extent that the utility was regulated as to the rental price it would be authorized to pay. Under current conditions in California, this is unlikely.

         (ii)  Environmental Regulation.

         The operation of Independent Power Projects is subject to extensive federal, state and local environmental laws and regulations. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but also include wetlands preservation, fisheries protection (at the Stillwater Project) and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing or obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to a Project and can be time-consuming and difficult. Each Project requires technology and facilities that comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

         The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under permits for point sources of discharges and by storm water permits. Under the Clean Water Act, such permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems that do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

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

         The Managing Shareholder expects that environmental and land use regulations may become more stringent or, at a minimum, remain constant. The Trust and the Managing Shareholder have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon co-owners of the Stillwater Project and as to all Projects on qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

         (iii)  Potential Legislation and Regulation.

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

         (e)     Employees.

         The employees of the Brea Project and the Olinda Project are employed by RPM, the Trust is administered by the Managing Shareholder and accordingly the Trust has no employees. The persons described below at Item 10 -- Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

Item 2.  Properties.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an interest. All of the Projects are described in further detail at Item 1(c)(2).

                           Est.Amount   Approximate
                             of Land       Square
Project  Location    Land   (acreage)      Footage

Brea      Brea, CA  Leased       2        6,000
Olinda    Brea, CA  Leased                2,000


Still   Stillwater, Leased      .75        N/A
 Water     NY        and
                    Licensed


Item 3.  Legal Proceedings.

         On January 16, 2001, SCE sent the QFs under contract with it, including the Brea Project, a letter informing them that it was temporarily suspending payments to QFs. SCE was at that time experiencing severe financial problems due to the California electric energy crisis and decided to conserve cash by suspending payments. SCE did not pay the Brea Project for energy and capacity delivered to SCE for the months of November and December 2000 and January and February 2001. SCE issued public statements at that time indicating that it would be unable to pay QFs, as well as other suppliers and creditors, for the foreseeable future.

         As a result, on or about April 9, 2001, the Brea Project filed a lawsuit against SCE asserting, among other things, breach of contract for its failure to pay for electric energy already delivered pursuant to the Power Contract. The Brea Project was not alone in filing such lawsuits and eventually over 25 QFs filed similar lawsuits against SCE. All of the QF lawsuit were eventually consolidated into one case and were subject to a motion to dismiss filed by SCE. SCE claimed that the California Public Utilities Commission ("CPUC") had subject matter jurisdiction over the mater raised in the QF complaints and. As a result, the matter should have been brought before the CPUC. On September 13, 2001, the California Court agreed with SCE and dismissed all of the QF lawsuits, including the Brea Project's, without prejudice claiming that the matter indeed should be filed before the CPUC.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration as a result of such withdrawal, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. A total of 105.5 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company."

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Trust has 105.5 Investor Shares. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

         Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when they are held by persons in a control relationship with the Trust. Investors wishing to transfer Investor Shares should also consider the applicability of state securities laws. The Investor Shares have not been registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the Trust and the Other Power Trusts into a publicly traded entity. This would require the approval of the Investors in the Trust and the Other Power Trusts after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, is very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or Other Power Trusts will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or Other Power Trusts. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders.

     As of the date of this Form 10-K, there are 223 holders of record of Investor Shares.

(c)  Dividends.

     The Trust made distributions as follows for the years ended December 31, 2001 and 2000:

                                      Year ended     Year ended
                                     December 31,    December 31,
                                         2001            2000
Total distributions to Investors      $   --          $1,477,793
Distributions per Investor Share          --              14,008
Total distributions to
 Managing Shareholder                     --              14,927

         The Managing Shareholder discontinued quarterly distributions effective January 1, 2001. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Occasionally, distributions may include funds derived from the release of cash from operating or debt services reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data (all amounts in $).

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1997 through 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company. The selected financial data for 1997 and 1998 were derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                        2001      2000     1999      1998     1997
                                Restated  Restated  Restated  Restated
Total Fund Information:
Revenues       $4,379,154 $3,259,562 $3,114,503 $3,158,596 $3,158,599
Net income      1,454,876  1,487,998    799,717  1,685,035  1,270,392
                                          (A)                   (B)
Net assets
(shareholders'
  equity)       7,773,229  6,318,353  6,323,075  6,834,120  6,149,545
Investments in
 Plant and
 Equipment (net
 of depreciation)4,922,297 2,688,320  2,920,044  2,401,543  2,642,498
Investment
 in Power
 Contract(net
 of amortization)  788,489 1,103,887  1,419,284  1,734,682  2,036,064
Total assets     9,386,999 6,507,720  6,543,322  6,925,985  7,568,059
Long-term
 obligations     1,227,674        --         --         --         --
Per Share:
Revenues            41,509    30,896     29,521     29,939     29,939
Net income          13,790    14,104      7,580     15,971     12,042
                                           (A)                   (B)
Net asset value     73,679    59,890     59,934     64,778     58,290
Distributions
 to Investors          --      6,701      7,096      6,894      3,517

(A) Includes writedown of investment of $422,019 ($4,000 per Investor Share).
(B) Includes writedown of investment of $400,000 ($3,791 per Investor Share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook

The Brea and Stillwater Projects are QFs under PURPA and currently sell their electric output to utilities under long-term Power Contracts expiring in 2005 and 2029, respectively. During the term of the Power Contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the Power Contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Trust's Projects to operate profitably.

All available cash flow from the Stillwater Project is being used to meet debt service requirements. Distributions to the Trust will resume after repayment of the bonds. Assuming normal water flows and no operational failures, the bonds are expected to be repaid in 2008.

Additional trends affecting the independent power industry generally are described at Item 1(c)(4).

Significant Accounting Policies

The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimate useful lives of the Trust's plant and equipment range from 5 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets (including power sales contracts) based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2001 compared to the year ended December 31, 2000.

Total revenues increased $1,119,000, or 34%, to $4,379,000 in 2001 from $3,260,000 in 2000. The increase in revenues is due primarily to higher energy prices received from the Brea Project, which receives a rate equal to the higher of the contract price or market price (as defined). During part of 2001, market prices were higher than the contract price. Revenues in 2001 from the Caterpillar rental modules were consistent with 2000 revenues.

Gross profit, which represents total revenues reduced by cost of sales, increased $518,000, or 27%, to $2,450,000 in 2001 from $1,932,000 in 2000. The increase in gross profit reflects the higher revenues in 2001 compared to 2000, partially offset by higher maintenance costs at the Brea Project.

General and administrative expenses increased $325,000, or 76%, to $753,000 in 2001 from $428,000 in 2000. The increase primarily reflects an increase in charges associated with the sale of the Brea Project's SCE receivables to AMROC (which increased $146,000 from $334,000 in 2000 to $480,000 in 2001) as well as legal costs associated with the Brea Project's dispute with SCE (which increased $158,000 from 2000 to 2001).

The management fee paid to the Managing Shareholder increased $17,000, or 24%, to $87,000 in 2001 from $70,000 in 2000 which reflects the higher net assets of the Trust.

Income from operations increased $176,000, or 12%, to $1,610,000 in 2001 from $1,434,000 in 2000 which reflects the increased revenues of the Trust, partially offset by the increased expenses.

Other income (expense), net, changed from income of $54,000 in 2000 to an expense of $155,000 in 2001, a change of $209,000. The change was primarily related to the costs incurred in issuing the "Notice of Solicitation of Consents." In addition, the Trust recorded an equity loss from its investment in Stillwater of $29,000 in 2001 compared to income of $12,000 in 2000 reflecting lower revenues due to reduced river flows.

Net income decreased $33,000, or 2%, to $1,455,000 in 2001 from $1,488,000 in
2000, reflecting the increased revenues of the Trust, which was more than offset by increase operating and other expenses.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

Total revenues increased $145,000, or 5%, to $3,260,000 in 2000 from $3,115,000 in 1999. The increase in revenues is due primarily to higher rental revenues from the Caterpillar rental modules which were acquired in August 1999.

Gross profit, which represents total revenues reduced by cost of sales, increased $575,000, or 42%, to $1,932,000 in 2000 from $1,357,000 in 1999. The increase in gross profit primarily reflects lower maintenance costs at the Brea Project, as well as the increased revenue from the Caterpillar rental modules.

General and administrative expenses increased $373,000, or 678%, to $428,000 in 2000 from $55,000 in 1999. The increase primarily reflects the $334,000 provision for doubtful accounts recorded on receivables due from SCE.

The management fee paid to the Managing Shareholder decreased $6,000, or 8%, to $70,000 in 2000 from $76,000 in 1999 which reflects the lower net assets of the Trust. In 1999, the Trust recorded a writedown of $422,000 relating to its investment in the Lynchburg Project, which had ceased operations in that year.

Income from operations increased $630,000, or 78%, to $1,434,000 in 2000 from $804,000 in 1999 which reflects the increased gross profit from the Brea Project and Caterpillar rental modules and the absence of the 1999 writedown of the Lynchburg Project.

Other income (expense), net, changed from a loss of $4,000 in 1999 to income of $54,000 in 2000, a change of $58,000. The change was primarily related to improved results from the Trust's equity investment in Stillwater, which resulted in income of $12,000 in 2000 compared to a loss of $30,000 in 1999 reflecting higher revenues due to improved river flows.

Net income increased $688,000, or 86%, to $1,488,000 in 2000 from $800,000 in
1999, reflecting the increased income from the Brea Project and Caterpillar rental modules and the absence of the 1999 writedown of the Lynchburg Project.

Liquidity and Capital Resources

In 2001 and 2000, the Trust's operating activities generated $2,127,000 and $2,063,0000 of cash, respectively.

Cash used in investing activities in 2001 of $2,471,000 is due to capital expenditures relating to the Olinda Project expansion.

Cash provided by financing activities of $1,480,000 in 2001 represents the long-term project financing the Trust received for the Olinda Project expansion. Cash used in financing activities in 2000 of $1,493,000 represented distributions to shareholders. The Trust temporarily ceased making distributions to shareholders in the first quarter of 2001.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to $1,480,000 of long-term debt related to the Brea expansion which is guaranteed by the Trust. Scheduled principal payments of the long-term debt are as follows:
2002            $253,000
2003             275,000
2004             300,000
2005             327,000
2006             325,000



The Brea project has certain long-term obligations relating to its Power Contract with SCE and its Gas Agreement with GSF. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

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


                        December 31, 2001
                       Expected Maturity Date
                            2002
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 2,848,000
Average interest rate                                1.77%

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2001 and 2000                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2001                  F-4
Consolidated Statements of Changes in Shareholders' Equity for the three years
  ended December 31, 2001                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2001                        F-6
Notes to Consolidated Financial Statements             F-7 to F-10


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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

         As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these trusts are similar to those of the Trust.

         A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities, an NASD member, which has been the placement agent for the private placement offerings of the seven trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Capital, which assists in offerings made by the Managing Shareholder and which is the sponsor of privately offered venture capital funds; and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 55, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds ("Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 54, has been the Executive Vice President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust and Other Power Trusts since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power.

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

     Daniel V. Gulino, age 41, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust and Other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc., and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvannia Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 49, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

 (c)  Management Agreement.

         The Trust has entered into a Management Agreement with the Managing Shareholder, detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation, and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

         Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days' prior notice by a majority in interest of the Investors or the Managing Shareholder. The Management Agreement is subject to amendment by the parties with the approval of a majority in interest of the Investors.

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

(e) Corporate Trustee

         The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust Property will be in the name of the Trust if possible or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of the Other Power Trusts and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. See -Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

         All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 2001.

(g)  RPM.

         As discussed above at Item 1 - Business, RPM assumed day-to-day management responsibility for the Brea Project, effective June 1, 1997. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. RPM will also provide management services to the Olinda Project. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

          The Managing Shareholder does not charge RPM for the full amount of rent, utilities, supplies and office expenses allocable to RPM. As a result, RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

         Allocations of costs are made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations are made in a manner consistent with generally accepted accounting principles.

         RPM does not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM does not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

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

         The executive officers of RPM are the same as the officers for the Managing Shareholder, as set forth above.

Item 11.  Executive Compensation.

         The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

         Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

         The Managing Shareholder of the Trust, purchased for cash in the offering 1 Investor Share, equal to .9 of 1% of the outstanding Investor Shares, and Mr. Swanson purchased an additional 2.1 Investor Shares. The total cost of the 3.0 Investor Shares was $273,000. By virtue of its purchase of that Investor Share, Ridgewood Power is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other executive officers of the Trust acquired Investor Shares in the Trust's offering.

         The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of Ridgewood Power in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). The management rights of Ridgewood Power are described in further detail above at Item 1 - Business and in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

         The Declaration provides that cash flow of the Trust, less reasonable reserves that the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time, as the Trust deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have received annual distributions equal to 15% of their Capital Contributions (a "15% Priority Distribution") and thereafter any remaining distributions will be allocated 80% to the Investors and 20% to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder 20%.

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

         In 2001 and 2000, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Paid to            2001       2000       1999        1998        1997
Managing
Shareholder       $87,406    $70,083    $76,332    $69,931    $67,483
Cost
reimbursement
RPM            $1,842,315 $1,255,007 $1,334,451  1,434,588  2,040,979


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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements.

     See the Index to Consolidated Financial Statements in Item 8 hereof.

     (b) Reports on Form 8-K.

     The Trust filed a report on Form 8-K on December 20, 2001 in which the Trust reported upon the results of its consent solicitation to withdraw its election as a business development company under the Investment Company Act of 1940 and make certain conforming amendments to the Declaration of Trust.

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

     10E. The Registrant has terminated the agreement designated 10E in its prior Annual Reports on Form 10-K.

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

     10H. Agreement, dated as of January 16, 1997, by and between RW Power Partners, L.P. and Virginia Electric Power Company Incorporated by reference to
Exhibit 10H in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         10O. Amended and Restated Gas Sale and Purchase Agreement, dated June 11, 2001, by and between GSF Energy, LLC and Ridgewood Power Management, LLC, on behalf of Brea Power Partners, L.P. and Ridgewood Olinda, LLC.

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


RIDGEWOOD ELECTRIC POWER TRUST I (Registrant)

By:/s/ Robert E. Swanson    President                         April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                         April 15, 2002
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and       April 15, 2002       C
hristopher Naunton       Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder            April 15, 2002
By:/s/ Robert E. Swanson    President
Robert E. Swanson

               Ridgewood Electric Power Trust I

               Consolidated Financial Statements

               December 31, 2001, 2000 and 1999

Report of Independent Accountants

To the Shareholders of
Ridgewood Electric Power Trust I:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I and its subsidiaries (the "Trust")at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2, effective on December 18, 2001, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation under the Investment Company Act of 1940. As a result, accounting principles generally accepted in the United States of America for investment companies no longer applied to the Trust and the Trust adopted accounting principles generally accepted in the United States of America applicable to operating companies. The financial statements of the Trust for December 31, 2000 and 1999 have been restated to reflect the application of accounting principles generally accepted in the United States of America for operating companies.


PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Ridgewood Electric Power Trust I
Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                                     Restated
                                                    -----------    -----------
Assets:
Cash and cash equivalents .......................   $ 2,848,041    $ 1,712,745
Trade receivables, net of allowance
 of $334,106 in 2000 ............................       228,958        397,762
Due from affiliates .............................         1,698           --
Other current assets ............................        17,197         13,372
                                                    -----------    -----------

       Total current assets .....................     3,095,894      2,123,879

Investment in Stillwater Hydro Partners, L.P. ...       562,319        591,634

Plant and equipment .............................     5,869,018      3,397,717
Accumulated depreciation ........................      (946,721)      (709,397)
                                                    -----------    -----------
                                                      4,922,297      2,688,320
                                                    -----------    -----------

Electric power sales contract ...................     2,207,778      2,207,778
Accumulated amortization ........................    (1,419,289)    (1,103,891)
                                                    -----------    -----------
                                                        788,489      1,103,887
                                                    -----------    -----------

        Total assets ............................   $ 9,368,999    $ 6,507,720
                                                    -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ...........   $   114,707    $   149,400
Current maturities of long-term debt ............       252,272           --
Due to affiliates ...............................         1,117         39,967
                                                    -----------    -----------
         Total current liabilities ..............       368,096        189,367

Long-term debt, less current portion ............     1,227,674           --

Commitments and contingencies ...................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor
 shares issued and outstanding)
                                                      7,785,656      6,345,329
Managing shareholder's accumulated
deficit (1 management share
   issued and outstanding) ......................       (12,427)       (26,976)
                                                    -----------    -----------
         Total shareholders' equity .............     7,773,229      6,318,353
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 9,368,999    $ 6,507,720
                                                    -----------    -----------










      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                              Year Ended December 31,
                                      ------------------------------------------
                                          2001          2000            1999
                                                      Restated        Restated
                                      -----------    -----------    -----------

 Power generation revenue .........   $ 4,140,580    $ 3,083,679    $ 3,040,674
 Rental revenue ...................       238,574        175,883         73,829

                                      -----------    -----------    -----------
    Total revenue .................     4,379,154      3,259,562      3,114,503

Cost of sales, including
 depreciation and amortization
 of $552,722, $547,121 and$522,006
 in 2001, 2000 and 1999 ...........     1,929,321      1,327,339      1,757,910
                                      -----------    -----------    -----------

Gross profit ......................     2,449,833      1,932,223      1,356,593

General and administrative expenses       752,589        427,826         54,929
Write down of investment in
 Ridgewood Power Partners, L.P. ...          --             --          422,019
Management fee paid to managing
  shareholder.......................       87,406         70,083         76,332
                                      -----------    -----------    -----------
     Total other operating expenses       839,995        497,909        553,280
                                      -----------    -----------    -----------

Income from operations ............     1,609,838      1,434,314        803,313
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        78,584         89,163         69,746
   Interest expense ...............       (10,852)          --             --
   Other expense ..................      (193,379)       (46,963)       (43,618)
   Equity (loss) income from
    Stillwater Hydro
      Partners, L.P. ..............       (29,315)        11,484        (29,724)
                                      -----------    -----------    -----------
     Other income (expense), net ..      (154,962)        53,684         (3,596)
                                      -----------    -----------    -----------

Net income ........................   $ 1,454,876    $ 1,487,998    $   799,717
                                      -----------    -----------    -----------











       See accompanying notes to the consolidated financial statements.





Ridgewood Electric Power Trust I
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                          Managing
                          Shareholders   Shareholder        Total
                          -----------    -----------    -----------

Shareholders' equity,
 January 1, 1999 ......   $ 6,855,938      $ (21,818)   $ 6,834,120

Cash distributions ....    (1,297,654)       (13,108)    (1,310,762)

Net income for the year       791,720          7,997        799,717
                          -----------    -----------    -----------

Shareholders' equity,
December 31, 1999 .....     6,350,004        (26,929)     6,323,075

Cash distributions ....    (1,477,793)       (14,927)    (1,492,720)

Net income for the year     1,473,118         14,880      1,487,998
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2000 ....     6,345,329        (26,976)     6,318,353

Net income for the year     1,440,327         14,549      1,454,876
                          -----------    -----------    -----------

Shareholders' equity,
December 31, 2001 .....   $ 7,785,656      $ (12,427)   $ 7,773,229
                          -----------    -----------    -----------

























       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000            1999
                                                     Restated       Restated
                                    -----------    -----------    -----------

Cash flows from operating
  activities:
     Net income .................   $ 1,454,876    $ 1,487,998    $   799,717
                                    -----------    -----------    -----------

     Adjustments to reconcile net
      income to net cash flows
       from operating activities:
     Depreciation and
      amortization ..............       552,722        547,121        522,006
     Provision for doubtful
      accounts ..................          --          334,106           --
     Write down of investment in
      Ridgewood Power Partners,
        L.P .....................          --             --          422,019
     Equity in (earnings)/loss
      from unconsolidated
       Stillwater Hydro Partners,
        L.P .....................        29,315        (11,484)        29,724
     Changes in assets and
      liabilities:
       Decrease (increase) in
        trade receivables .......       168,804       (262,602)       (26,788)
       (Increase) decrease in
         other current assets ...        (3,825)          (801)       162,879
       (Decrease) increase in
         accounts payable and
          accrued expenses ......       (34,693)       (20,061)       134,278
       Decrease in due to/from
         affiliates, net ........       (40,548)       (10,819)          (554)
                                    -----------    -----------    -----------
         Total adjustments ......       671,775        575,460      1,243,564
                                    -----------    -----------    -----------

       Net cash provided by
         operating activities ...     2,126,651      2,063,458      2,043,281
                                    -----------    -----------    -----------

Cash flows from investing
 activities:
     Investment in Ridgewood
      Power Partners, L.P. ......          --             --           (3,505)
     Capital expenditures .......    (2,471,301)          --         (725,109)
                                    -----------    -----------    -----------
       Net cash used in
         investing activities ...    (2,471,301)          --         (728,614)
                                    -----------    -----------    -----------

Cash flows from financing
 activities:
     Proceeds from long-term debt     1,500,000           --             --
     Payments to reduce long-term
       debt .....................       (20,054)          --             --
     Cash distributions to
       shareholders .............          --       (1,492,720)    (1,310,762)
                                    -----------    -----------    -----------
       Net cash provided by
         (used in)financing
           activities ...........     1,479,946     (1,492,720)    (1,310,762)
                                    -----------    -----------    -----------

Net increase in cash and cash
   equivalents ..................     1,135,296        570,738          3,905
Cash and cash equivalents,
   beginning of year ............     1,712,745      1,142,007      1,138,102
                                    -----------    -----------    -----------

Cash and cash equivalents,
   end of year ..................   $ 2,848,041    $ 1,712,745    $ 1,142,007
                                    -----------    -----------    -----------















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


1.       Organization and Purpose

Nature of Business
Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991, by Ridgewood Power LLC, (formerly Ridgewood Power Corporation) acting as the general partner. On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, called Ridgewood Electric Power Trust I (the "Trust"). Effective July 25, 1994, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 (the "1940 Act") and registered its shares under the Securities Act of 1934. In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units. Ridgewood Power LLC is the sole managing shareholder.

In November 2001, through a proxy solicitation the Trust requested investor consent to end the BDC status. On December 18, 2001, the consents were tabulated and more than 50% of the investor shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

The Trust invests in independent power generation facilities and other power generation assets. These independent power generation facilities include small power production facilities which produce electricity from landfill gas and water.

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

2.       Summary of Significant Accounting Policies

Accounting Changes
As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles.

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2001, the Trust had construction in progress of $2,449,052.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 5 to 20 years with a weighted average of 14 and 15 years at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, the Trust recorded depreciation expense of $237,324, $231,723 and $206,608, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Brea Project was assigned to the electric power sales contract and is being amortized over the life of the contract (7 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2001, 2000 and 1999, the Trust recorded amortization expense of $315,398.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Interest income is recorded when earned and dividend income is recorded when declared.

Supplemental cash flow information
Total interest paid during the year ended December 31, 2001 was $10,852.

Significant Customers
During 2001, 2000 and 1999, the Trust's largest customer, Southern California Edison ("SCE"), accounted for 95%, 95% and 98%, respectively of total revenues.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

3.       Projects

Brea Power Partners, L.P. (known as the Brea Project)
In October 1994, the Trust invested in a limited partnership ("Brea Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility. On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea to increase its ownership in the Brea Project to 100%. The aggregate purchase price of the Trust's investments totaled $5,916,879 including, the assumption of liabilities and acquisition costs.

Electricity generated by the Brea Project, over and above its own requirements, is sold to SCE under a Power Contract. The Power Contract may be terminated by either party no earlier than the end of 2004 on 5 years' advance notice. On March 23, 2000, SCE provided such written notice to the Brea Project notifying the Brea Project it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project will sell its electric output in the competitive electric power market The landfill gas is produced from a landfill owned by the County of Orange, California and is collected and sold by GSF Energy, L.L.C. ("GSF") under a gas lease agreement between GSF and the County of Orange.

Ridgewood Mobile Power I, LLC
Effective August 1999, the Trust, through a subsidiary, acquired two Caterpillar mobile power modules with a total capacity of 2.35 megawatts for $710,241. These modules are rented to domestic and international customers. As per an agreement with Hawthorne Power Systems ("Hawthorne"), the Trust pays Hawthorne, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenues to arrange and administer the rental of the units. The revenue from these modules is included as rental revenue and Hawthorne's fee is included in cost of sales in the Consolidated Statements of Operations.

Ridgewood Olinda, LLC
In April 2001, the Trust formed Ridgewood Olinda, LLC. Ridgewood Olinda, LLC, contracted with an unaffiliated engineering and construction firm to construct a $3,000,000 2.5 megawatt expansion to the Brea Project. The completion and testing of the new addition is expected to occur in the second quarter of 2002.

RW Power Partners, L.P. (known as the Lynchburg project)
In October 1992, the Trust acquired a limited partnership interest in RW Power Partners, L.P. ("RWPP") which provided construction funding of a 3 megawatt project using waste oil as its primary fuel source located in South Boston, Virginia. Commercial operations began in June 1993.

During the fourth quarter of 1997, the Trust sold the Lynchburg Project to a privately-held, unaffiliated processor of waste oil for $700,000 in the form of an 8%, seven-year, promissory note, collateralized by a mortgage on the Project, and the right of the Trust to receive 2% of the Project's gross revenues for an indefinite period. Due to the uncertainty surrounding the Trust's ability to collect the note receivable, the note was recorded at the carrying value of the investment of $290,983. From 1997 to 1999, the Trust provided loans totaling $125,000 to finance additional capital improvements at the Project, collateralized by a mortgage lien, which were added to the investment balance.

In 1999, the privately held unaffiliated processor ceased operations at the Lynchburg Project. Operations are not expected to resume and the Trust is not expected to recover its investment. As a result, in 1999, the Trust wrote down its investment in the Project to its estimated fair value of zero and recorded a loss of $422,019.

Stillwater Hydro Partners, L.P.
On October 31, 1991, the Trust acquired, for $1,000,000, a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York (the "Stillwater Project"). At the time of the investment, the project was under construction and commenced operations in May 1993. Electricity generated by the Stillwater Project is sold to the Niagara Mohawk Power Corporation under a long-term Power Contract that expires in 2028.

On May 16, 1994, the Trust, as stipulated in the limited partnership agreement, elected to exchange its general partner interest for a 32.5% limited partnership interest and a priority distribution of available cash flow from the project in the aggregate amount of $1,000,000. Such distribution is payable from available cash flows in nine annual installments together with interest at 12% per year, which were scheduled to begin in May 1995.

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

The Trust accounts for its investment in the Stillwater Project under the equity method of accounting. The Trust's equity in the income/loss of the Stillwater Project has been included in the consolidated financial statements since acquisition.

Summarized financial information for the Stillwater Project is as follows:


Balance Sheet Information

                                 December 31, 2001      December 31, 2000
                                 -------------------    -------------------

Current assets                           $ 202,060              $ 155,519
Non-current assets                       8,911,576              9,273,668
                                 -------------------    -------------------
Total assets                            $9,113,636             $9,429,187
                                 -------------------    -------------------

Current liabilities                      $ 964,925              $ 608,436
Long-term debt                           4,727,555              5,498,778
Other non-current liabilities            2,442,848              2,206,238
Equity                                     978,308              1,115,735
                                 -------------------    -------------------
Total liabilities and equity            $9,113,636             $9,429,187
                                 -------------------    -------------------


Statement of Operations Information

                           For the Year Ended December 31,
                     -----------------------------------------
                       2001           2000             1999
                     -----------    -----------    -----------

Revenue ..........   $ 1,262,217    $ 1,415,315    $ 1,334,051
Operating expenses     1,472,418      1,499,980      1,545,510
                     -----------    -----------    -----------
                     -----------    -----------    -----------
Net loss .........   $  (210,201)   $   (84,665)   $  (211,459)
                     -----------    -----------    -----------



4.       Long-Term Debt

In August 2001, Ridgewood Olinda, LLC entered into an agreement, effective December 2001, to borrow $1,500,000. The proceeds from the loan were used to finance the 2.5 megawatt expansion of the Olinda facility. The collateralized non-recourse notes are due in monthly installments of $30,906, including interest at 8.68%. Final payment is due on November 30, 2006. The loan is collateralized by the newly expanded portion of the Olinda facility.

Following is a summary of long-term debt at December 31, 2001:

Senior collateralized non-recourse notes payable         $ 1,479,946
Less - Current maturity                                     (252,272)
                                                     -----------------
                                                     -----------------
Total long-term debt                                     $ 1,227,674
                                                     -----------------

Scheduled repayments of long-term debt principal for the next five years are as follows:

Year Ended
December 31,    Repayment

2002           $ 252,272
2003             275,067
2004             299,921
2005             327,022
2006             325,664

5. Commitments

In April of 2001, Ridgewood Olinda, LLC entered into an agreement with an unaffiliated engineering and construction firm to construct the expansion of the Olinda facility. The agreement calls for the construction of a 2.5 megawatt addition with a cost of $2,500,000. As of December 31, 2001, Ridgewood Olinda, LLC had paid $2,000,000 of the agreed upon cost. As stated in the agreement, the remaining $500,000 will be paid upon completion and satisfactory testing of the expanded facility. The time frame for completion and payment is expected to be in the second quarter of 2002.

6. Transactions With Managing Shareholder and Affiliates

On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1% of the net assets of the Trust payable monthly. During 2001, 2000 and 1999, the Trust paid management fees to the managing shareholder of $87,406, $70,083 and $76,331, respectively.

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

The managing shareholder and affiliates own, in the aggregate, 3.0 investor shares of the Trust with a cost of $273,000. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management," formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Brea Project. Ridgewood Management charges the project at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Brea Project $165,083, $118,169 and $163,480, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Brea Project for all of the direct operating and non-operating expenses incurred during the period.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest.

7.  Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Trust's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

8. Sale of Trade Receivables

In January 2001, SCE informed the Brea Project, as well as numerous other unaffiliated electric generating facilities in California, that it was temporarily suspending payments to such facilities due to SCE's severe financial problems. SCE did not pay the Brea Project for energy and capacity delivered to SCE for the months of November and December 2000, January and February 2001. In April 2001, the Brea Project entered into an agreement with a financial institution whereby it sold, irrevocably and without recourse, its undivided interest in all eligible trade accounts receivables for those months. Costs associated with the sale of receivables of $480,252 and $334,106 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in general and administrative expenses in the Consolidated Statements of Operations. SCE is current in its payments for energy and capacity delivered after February 2001.