Form 10-Q
period 2002-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2002-05-15
CIK 924386

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31,2002
                       Commission file Number 0-24240

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

Item 1. Consolidated Financial Statements













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                 March 31, 2002

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                                                        March 31,   December 31,
                                                          2002           2001
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $ 2,730,972    $ 2,848,041
Trade receivables ................................       317,867        228,958
Due from affiliates ..............................       105,256          1,698
Other current assets .............................        10,837         17,197
                                                     -----------    -----------

       Total current assets ......................     3,164,932      3,095,894

Investment in Stillwater Hydro Partners, L.P. ....       573,742        562,319

Plant and equipment ..............................     5,888,251      5,869,018
Accumulated depreciation .........................    (1,005,340)      (946,721)
                                                     -----------    -----------
                                                       4,882,911      4,922,297
                                                     -----------    -----------

Electric power sales contract ....................     2,207,778      2,207,778
Accumulated amortization .........................    (1,498,138)    (1,419,289)
                                                     -----------    -----------
                                                         709,640        788,489
                                                     -----------    -----------

        Total assets .............................   $ 9,331,225    $ 9,368,999
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   206,145    $   114,707
Current maturities of long-term debt .............       214,951        252,272
Due to affiliates ................................         1,810          1,117
                                                     -----------    -----------
        Total current liabilities ................       422,906        368,096

Long-term debt, less current portion .............     1,203,958      1,227,674

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor
  shares issued and outstanding)
                                                       7,717,477      7,785,656
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....       (13,116)       (12,427)
                                                     -----------    -----------
        Total shareholders' equity ...............     7,704,361      7,773,229
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 9,331,225    $ 9,368,999
                                                     -----------    -----------







     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                For the Three Months Ended
                                                --------------------------
                                                  March 31,     March 31,
                                                    2002          2001
                                                                Restated
                                                -----------    -----------

 Power generation revenue ...................   $   518,462    $   998,605
 Rental revenue .............................        21,000         75,865
                                                -----------    -----------

    Total revenue ...........................       539,462      1,074,470

Cost of sales, including depreciation and
   amortization of $137,468 and  $138,204 in
   2002 and 2001 ............................       547,938        544,103
                                                -----------    -----------

Gross profit (loss) .........................        (8,476)       530,367

General and administrative expenses .........        15,439        509,847
Management fee paid to managing shareholder
                                                     19,433         25,693
                                                -----------    -----------
     Total other operating expenses .........        34,872        535,540
                                                -----------    -----------

Income (loss) from operations ...............       (43,348)        (5,173)
                                                -----------    -----------

Other income (expense):
   Interest income ..........................        23,353         27,837
   Interest expense .........................       (31,682)          --
   Other expense ............................       (28,614)       (11,605)
   Equity (loss) income from Stillwater Hydro
      Partners, L.P. ........................        11,423           (799)
                                                -----------    -----------
     Other income (expense), net ............       (25,520)        15,433
                                                -----------    -----------

Net income (loss) ...........................   $   (68,868)   $    10,260
                                                -----------    -----------

















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                         Shareholders    Shareholder      Total
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ....   $ 7,785,656    $   (12,427)   $ 7,773,229

Net loss for the period       (68,179)          (689)       (68,868)
                          -----------    -----------    -----------

Shareholders' equity,
  March 31, 2002 ......   $ 7,717,477    $   (13,116)   $ 7,704,361
                          -----------    -----------    -----------






































     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows(unaudited)
-------------------------------------------------------------------------------

                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,       March 31,
                                                        2002            2001
                                                                      Restated
                                                     -----------    -----------

Cash flows from operating activities:
     Net income (loss) ...........................   $   (68,868)   $    10,260
                                                     -----------    -----------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
     Depreciation and amortization ...............       137,468        138,204
     Equity in (earnings)/loss from unconsolidated
       Stillwater Hydro Partners, L.P. ...........       (11,423)           799
     Changes in assets and liabilities:
       Increase in trade receivables .............       (88,909)      (506,833)
       Decrease in other current assets ..........         6,360         10,487
       Increase in accounts payable and accrued
        expenses .................................        91,438        103,204
       (Decrease) increase in due to/from
        affiliates,net ...........................      (102,865)        56,095
                                                     -----------    -----------
         Total adjustments .......................        32,069       (198,044)
                                                     -----------    -----------

         Net cash used in operating activities ...       (36,799)      (187,784)
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................       (19,233)      (190,923)
                                                     -----------    -----------
         Net cash used in investing activities ...       (19,233)      (190,923)
                                                     -----------    -----------

Cash flows from financing activities:
     Payments to reduce long-term debt ...........       (61,037)          --
                                                     -----------    -----------
         Net cash used in financing activities ...       (61,037)          --
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (117,069)      (378,707)
Cash and cash equivalents, beginning of year .....     2,848,041      1,712,745
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $ 2,730,972    $ 1,334,038
                                                     -----------    -----------











     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)

1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                       Three Months Ended
                           March 31,
                        2002        2001
                     ---------   ---------
Revenue ..........   $ 341,000   $ 352,000
Operating expenses     306,000     354,000
Net income (loss)       35,000      (2,000)

3.   Accounting Changes

Effective on December 18, 2001, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation ("BDC") under the Investment Company Act of 1940. As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented have been restated to reflect the use of consolidation and equity method accounting principles

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Olinda Projects and the Mobile Power modules. The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which is owned 50% or less by the Trust.

Results of Operations

Total revenue decreased 49.8% to $539,000 in the first quarter of 2002 from $1,074,000 in the first quarter of 2001, primarily due to the decrease in power generation revenue from the Olinda Projects. Power generation revenue from the Olinda Projects decreased by $481,000 in the first quarter of 2002. The decrease in revenue from the Olinda Project is attributable to the higher energy prices charged during the first quarter of 2001 as a result of the California energy crisis.

Gross profit decreased from $530,000 in the first quarter of 2001, to a loss of $8,000 in the first quarter of 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001. The current year loss of $8,000 is also due to the Olinda Projects operating under the normal off-peak seasonal rates.

General and administrative expenses decreased by $494,000, to $15,000 in 2002 as compared to $510,000 in 2001. The decrease is due to the loss recognized on the sale of uncollected receivables in 2001 as a result of Southern California Edison's failure to pay for the power it received in the first quarter of 2001. The management fee for the first quarter of 2002 was consistent with the first quarter of 2001.

Interest income for the first quarter was consistent with the first quarter of the prior year. Interest expense increased to $32,000 from zero in the first quarter of the prior year due to the new project financing on the expansion of the Olinda Project.

Equity earnings in the Stillwater Hydro Project increased $12,000, from a $1,000 equity loss in the first quarter of 2001 to $11,000 of equity income in the first quarter of 2002. The increase in earnings is due to the lower interest expense the project incurred in the current year as a result of the lower outstanding borrowing balance.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the expansion on the Olinda Project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001, but resumed making distributions in April 2002.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.



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

                     RIDGEWOOD ELECTRIC POWER TRUST I
                              Registrant


May 15, 2002                        By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)