Form 10-Q
period 2002-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2002-08-14
CIK 924386

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30,2002

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                  June 30, 2002

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------


                                                     June 30,      December 31,
                                                       2002            2001
                                                    -----------    -----------
Assets:
Cash and cash equivalents .......................   $ 2,005,471    $ 2,848,041
Trade receivables ...............................       606,727        228,958
Due from affiliates .............................          --            1,698
Other current assets ............................        49,527         17,197
                                                    -----------    -----------

       Total current assets .....................     2,661,725      3,095,894

Investment in Stillwater Hydro Partners, L.P. ...       544,456        562,319

Plant and equipment .............................     6,134,018      5,869,018
Accumulated depreciation ........................    (1,063,958)      (946,721)
                                                    -----------    -----------
                                                      5,070,060      4,922,297
                                                    -----------    -----------

Electric power sales contract ...................     2,207,778      2,207,778
Accumulated amortization ........................    (1,576,988)    (1,419,289)
                                                    -----------    -----------
                                                        630,790        788,489
                                                    -----------    -----------

       Total assets .............................   $ 8,907,031    $ 9,368,999
                                                    -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ...........   $   214,862    $   114,707
Current maturities of long-term debt ............       261,531        252,272
Due to affiliates ...............................        14,109          1,117
                                                    -----------    -----------
       Total current liabilities ................       490,502        368,096

Long-term debt, less current portion ............     1,094,891      1,227,674

Commitments and contingencies ...................          --             --

Shareholders' Equity:
Shareholders' equity
(105.5 investor shares issued and outstanding)
                                                      7,338,581      7,785,656
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ....       (16,943)       (12,427)
                                                    -----------    -----------
       Total shareholders' equity ...............     7,321,638      7,773,229
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 8,907,031    $ 9,368,999
                                                    -----------    -----------







          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                             Six Months Ended             Three Months Ended
                        --------------------------    --------------------------
                          June 30,       June 30,       June 30,       June 30,
                           2002           2001            2002           2001
                                        Restated                       Restated
                        -----------    -----------    -----------    -----------

Power generation
 revenue ............  $ 1,342,677    $ 2,346,933    $   824,215    $ 1,348,328
Rental revenue ......       42,000         96,640         21,000         20,775
                        -----------    -----------    -----------    -----------
    Total revenue ...    1,384,677      2,443,573        845,215      1,369,103

Cost of sales .......    1,424,002      1,057,172        876,064        513,069
                        -----------    -----------    -----------    -----------

Gross profit (loss) .      (39,325)     1,386,401        (30,849)       856,034

General and
 administrative
 expenses ...........       52,393        638,810         36,954        128,963
Management fee
 paid to managing
  shareholder .......       38,866         46,264         19,433         20,571
                        -----------    -----------    -----------    -----------
   Total other
    operating
     expenses .......       91,259        685,074         56,387        149,534
                        -----------    -----------    -----------    -----------

Income (loss) from
  operations ........     (130,584)       701,327        (87,236)       706,500
                        -----------    -----------    -----------    -----------

Other income(expense):
  Interest income ...       27,394         47,117          4,041         19,280
  Interest expense ..      (61,914)          --          (30,232)          --
  Other expense .....      (79,691)       (28,743)       (51,077)       (17,138)
  Equity loss from
   Stillwater Hydro
    Partners,L.P ....      (17,863)       (24,572)       (29,286)       (23,773)
                        -----------    -----------    -----------    -----------
   Other income
    (expense), net ..     (132,074)        (6,198)      (106,554)       (21,631)
                        -----------    -----------    -----------    -----------


Net income (loss) ...  $  (262,658)   $   695,129    $  (193,790)   $   684,869
                        -----------    -----------    -----------    -----------















          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------


                                          Managing
                          Shareholders   Shareholder       Total
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ....   $ 7,785,656    $   (12,427)   $ 7,773,229

Cash distributions ....      (187,044)        (1,889)      (188,933)

Net loss for the period      (260,031)        (2,627)      (262,658)
                          -----------    -----------    -----------

Shareholders' equity,
 June 30, 2002 ........   $ 7,338,581    $   (16,943)   $ 7,321,638
                          -----------    -----------    -----------






































   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                          Six Months Ended
                                                     --------------------------
                                                       June 30,       June 30,
                                                         2002           2001
                                                                      Restated
                                                     -----------    -----------

Cash flows from operating activities:
     Net income (loss) ...........................    $ (262,658)   $   695,129
                                                      -----------    -----------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
     Depreciation and amortization ...............       274,936        276,377
     Equity loss from unconsolidated
      Stillwater Hydro Partners, L.P .............        17,863         24,572
     Changes in assets and liabilities:
       Increase in trade receivables .............      (377,769)       (96,162)
       Increase in other current assets ..........       (32,330)        (8,273)
       Increase (decrease) in accounts payable
        and accrued expenses .....................       100,155        (16,529)
       Increase in due to/from affiliates, net ...        14,690        184,446
                                                     -----------    -----------
         Total adjustments .......................        (2,455)        (4,461)
                                                     -----------    -----------
       Net cash (used in) provided by
          operating activities ...................      (265,113)       690,668
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................      (265,000)      (221,677)
                                                     -----------    -----------
         Net cash used in investing activities ...      (265,000)      (221,677)
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ..........      (188,933)          --
     Payments to reduce long-term debt ...........      (123,524)          --
                                                     -----------    -----------
         Net cash used in financing activities ...      (312,457)          --
                                                     -----------    -----------

Net (decrease) increase in cash and cash
 equivalents .....................................      (842,570)       468,991
Cash and cash equivalents, beginning of year .....     2,848,041      1,712,745
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 2,005,471    $ 2,181,736
                                                     -----------    -----------











   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting polices and other matters are disclosed in Ridgewood Electric Power Trust I's ("the Trust") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                        Six Months Ended           Three Months Ended
                             June 30,                    June 30,
                     ----------------------    ---------------------------
                        2002         2001         2002         2001
                     ---------    ---------    ---------    ---------
Revenue ..........   $ 788,000    $ 779,000    $ 448,000    $ 427,000
Operating expenses     878,000      857,000      538,000      503,000
Net loss .........     (55,000)     (78,000)     (90,000)     (76,000)


3.   Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Mobile Power modules and the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda") (a 2.5 megawatt expansion of the Brea project). The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which is owned 50% or less by the Trust.

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Total revenue decreased $524,000, or 38.3%, to $845,000 in the second quarter of 2002 from $1,369,000 in the second quarter of 2001. The decrease is primarily due to the decrease in power generation revenue from the Brea project. Power generation revenue from the Brea project decreased by $750,000 in the second quarter of 2002, offset by revenues of $187,000 from the new Olinda expansion. The decrease in revenue from the Brea project is attributable to the higher energy prices charged during the second quarter of 2001 as a result of the California energy crisis.

Cost of sales increased $363,000 to $876,000 in the second quarter of 2002 as compared to $513,000 in the second quarter of 2001. The increase is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines.

Gross profit decreased from $856,000 in the second quarter of 2001, to a loss of $31,000 in the second quarter of 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001. The current year loss of $31,000 is also due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines.

General and administrative expenses decreased by $92,000, to $37,000 in the second quarter of 2002 as compared to $129,000 in 2001. The decrease is due to the reduction in legal fees incurred in 2001 as a result of Southern California Edison's failure to pay for the power it received in the first quarter of 2001. The management fee for the second quarter of 2002 was comparable with the second quarter of 2001.

Interest income decreased by $15,000 to $4,000 in the second quarter of 2002 due to lower average cash balances. Interest expense increased to $30,000 from zero in the second quarter of the prior year due to the new project financing on the expansion of the Olinda project, which occurred during the fourth quarter of 2001.

Other expense increased from $17,000 in the second quarter of 2001 to $51,000 in the second quarter of 2002. The increase is primarily due to the State of California withholding tax on the distributions made by the Trust.

The equity loss in the Stillwater Hydro Project for the second quarter of 2002 was comparable to the second quarter of 2001.


Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Power generation revenue decreased 42.8% to $1,004,000 in the first six months of 2002 from $2,347,000 in the first six months of 2001, primarily due to the decrease in power generation revenue from the Olinda Projects. Power generation revenue from the Brea project decreased by $1,191,000, while the new Olinda expansion provided an increase of $187,000 in the first half of 2002. The decrease in revenue from the Brea project is attributable to the higher energy prices charged during the first half of 2001 as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $55,000 or 57.3%, to $42,000 in the first half of 2002. The decrease in rental revenue is due the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $367,000 to $1,424,000 in the first half of 2002, from $1,057,000 in the first half of 2001. The increase is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines.

Gross profit decreased from $1,386,000 in the first half of 2001, to a loss of $39,000 for the corresponding period in 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001. The current year loss of $39,000 is also due to the Brea project experiencing greater repair and maintenance costs as the result of the overhaul of one of its engines.

General and administrative expenses decreased by $587,000, to $52,000 in the six months ended June 30, 2002. The decrease is due to the reduction in legal fees incurred and the loss recognized on the sale of uncollected receivables in 2001 as a result of Southern California Edison's failure to pay for the power it received in the first quarter of 2001. The management fee for the first six months of 2002 was comparable with the first six months of 2001.

Interest income decreased by $20,000 to $27,000 for the first half of 2002 due to lower average cash balances. Interest expense increased to $62,000 from zero in the first six months of the prior year due to the new project financing on the expansion of the Olinda project, which occurred during the fourth quarter of 2001.

Other expense increased from $29,000 for the first half of 2001 to $80,000 for the first half of 2002. The increase is primarily due to the State of California withholding tax on the distributions made by the Trust.

The equity loss in the Stillwater Hydro Project for the six months ended June 2002 was comparable to the prior year related period.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash used in operating activities for the six months ended June 30, 2002 was $265,000 as compared to cash provided by operating activities of $691,000 for the six months ended June 30, 2001. The decrease in cash flow from operating activities is primarily due to the $263,000 net loss recognized in the current year as compared to net income of $695,000 in the prior year. The increase in trade receivables, which is primarily associated with the amounts due to the new expansion of the Olinda project, also had a negative impact on cash as compared to June 2001.

Cash used in investing activities for the first half of 2002 was comparable to the first half of 2001. The Trust spent $265,000 in 2002 and $222,000 in 2001 for capital expenditures as a result of the expansion of the Olinda project.

Cash used in financing activities for the first six months of 2002 was $312,000 compared to zero for the first six months of 2001. The decrease in cash flow from financing activities is due to distributions made to shareholders of $189,000 and scheduled payments made to reduce the loan on the Olinda expansion.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the expansion on the Olinda Project and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations for the next twelve months.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                    Registrant


August 14, 2002                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust I (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Trust, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust I (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 14, 2002