Form 10-Q
period 2002-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2002-12-03
CIK 924386

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30,2002

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                               September 30, 2002

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                                                    September 30,   December 31,
                                                         2002           2001
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $ 1,826,558    $ 2,848,041
Trade receivables ................................       804,300        228,958
Due from affiliates ..............................        25,310          1,698
Other current assets .............................        79,484         17,197
                                                     -----------    -----------

       Total current assets ......................     2,735,652      3,095,894

Investment in Stillwater Hydro Partners, L.P. ....       530,965        562,319

Plant and equipment ..............................     6,125,386      5,869,018
Accumulated depreciation .........................    (1,156,395)      (946,721)
                                                     -----------    -----------
                                                       4,968,991      4,922,297
                                                     -----------    -----------

Electric power sales contract ....................     2,207,778      2,207,778
Accumulated amortization .........................    (1,655,837)    (1,419,289)
                                                     -----------    -----------
                                                         551,941        788,489
                                                     -----------    -----------

        Total assets .............................   $ 8,787,549    $ 9,368,999
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   172,476    $   114,707
Current maturities of long-term debt .............       269,182        252,272
Due to affiliates ................................          --            1,117
                                                     -----------    -----------
         Total current liabilities ...............       441,658        368,096

Long-term debt, less current portion .............     1,023,350      1,227,674

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor
 shares issued and outstanding)
                                                       7,339,475      7,785,656
Managing shareholder's accumulated
 deficit (1 management share
   issued and outstanding) .......................       (16,934)       (12,427)
                                                     -----------    -----------
        Total shareholders' equity ...............     7,322,541      7,773,229
                                                     -----------    -----------

        Total liabilities and shareholders' equity   $ 8,787,549    $ 9,368,999
                                                     -----------    -----------







        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations
(unaudited)
--------------------------------------------------------------------------------

                           Nine Months Ended            Three Months Ended
                      ---------------------------  ---------------------------
                      September 30,  September 30, September 30,  September 30,
                          2002          2001           2002            2001
                                      Restated                       Restated
                      -----------    -----------    -----------    -----------
Power generation
 revenue ..........   $ 2,556,721    $ 3,503,393    $ 1,214,044    $ 1,156,460
Rental revenue ....        63,000        131,920         21,000         35,280
                      -----------    -----------    -----------    -----------
   Total revenue ..     2,619,721      3,635,313      1,235,044      1,191,740

Cost of sales .....     2,063,789      1,505,711        639,787        448,539
                      -----------    -----------    -----------    -----------

Gross profit ......       555,932      2,129,602        595,257        743,201

General and
 administrative
  expenses ........       180,772        685,820        128,379         47,010
Management fee paid
 to managing
  shareholder .....        58,300         66,835         19,434         20,571
                      -----------    -----------    -----------    -----------
   Total other
    operating
     expenses .....       239,072        752,655        147,813         67,581
                      -----------    -----------    -----------    -----------

Income from
 operations .......       316,860      1,376,947        447,444        675,620
                      -----------    -----------    -----------    -----------

Other income
  (expense):
  Interest income .        33,448         97,267          6,054         50,150
  Interest expense        (90,744)          --          (28,830)          --
  Other expense ...       (88,407)       (75,758)        (8,715)       (47,015)
  Equity income
  (loss)from
   Stillwater Hydro
    Partners,L.P ..       (31,354)       (22,443)       (13,492)         2,129
                      -----------    -----------    -----------    -----------
  Other income
   (expense),net ..      (177,057)          (934)       (44,983)         5,264
                      -----------    -----------    -----------    -----------


Net income ........   $   139,803    $ 1,376,013    $   402,461    $   680,884

                      -----------    -----------    -----------    -----------















     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                            Managing
                           Shareholders    Shareholder       Total
                            -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ......   $ 7,785,656    $   (12,427)   $ 7,773,229

Cash distributions ......      (584,586)        (5,905)      (590,491)

Net income for the period       138,405          1,398        139,803
                            -----------    -----------    -----------

Shareholders' equity,
 September 30, 2002 .....   $ 7,339,475    $   (16,934)   $ 7,322,541
                            -----------    -----------    -----------






































         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                     --------------------------
                                                     September 30, September 30,
                                                         2002           2001
                                                                      Restated
                                                     -----------    -----------

Cash flows from operating activities:
     Net income ..................................   $   139,803    $ 1,376,013
                                                     -----------    -----------

     Adjustments to reconcile net income
      to net cash flows from operating
       activities:
     Depreciation and amortization
                                                         446,222        414,551
     Equity loss from unconsolidated
      Stillwater Hydro Partners, L.P .............        31,354         22,443
     Changes in assets and liabilities:
       (Increase) decrease in trade receivables
                                                        (575,342)        56,962
       Increase in other current assets ..........       (62,287)       (22,949)

       Increase (decrease) in accounts
        payable and accrued expenses .............        57,769        (54,113)
       Decrease in due to/from affiliates, net           (24,729)      (315,561)
                                                     -----------    -----------
         Total adjustments .......................      (127,013)       101,333
                                                     -----------    -----------

         Net cash provided by operating activities        12,790      1,477,346
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................      (256,368)      (221,677)
                                                     -----------    -----------
         Net cash used in investing activities ...      (256,368)      (221,677)
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ..........      (590,491)          --
     Payments to reduce long-term debt ...........      (187,414)          --
                                                     -----------    -----------
         Net cash used in financing activities ...      (777,905)          --
                                                     -----------    -----------

Net (decrease) increase in cash
 and cash equivalents ............................    (1,021,483)     1,255,669
Cash and cash equivalents, beginning of year .....     2,848,041      1,712,745
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,826,558    $ 2,968,414
                                                     -----------    -----------











    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

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


2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which is accounted for under the equity method, were as follows:

                          Nine Months Ended            Three Months Ended
                            September 30,                 September 30,
                         2002           2001           2002           2001
                     -----------    -----------    -----------    -----------
Revenue ..........   $ 1,096,000    $ 1,101,000    $   308,000    $   322,000
Operating expenses     1,192,000      1,170,000        349,000        313,000
Net income (loss)        (96,000)       (69,000)       (41,000)         9,000


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

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

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

Results of Operations

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Total revenue increased $43,000 to $1,235,000 in the third quarter of 2002 from $1,192,000 in the third quarter of 2001. The increase in total revenue is due to the increase in power generation revenue, which is attributable to the new Olinda expansion. Power generation revenue from the Brea project and rental revenue from the Trust's mobile power modules were comparable to the third quarter of 2001.

Cost of sales increased $191,000 to $640,000 in the third quarter of 2002 as compared to $449,000 in the third quarter of 2001. The increase is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines.

Gross profit decreased from $743,000 in the third quarter of 2001, to $595,000 in the third quarter of 2002. The decrease is due to the Brea project experiencing greater repair and maintenance costs.

General and administrative expenses increased by $81,000, to $128,000 in the third quarter of 2002 as compared to $47,000 in 2001, as a result of the increase in professional fees incurred in 2002. The management fee for the third quarter of 2002 was comparable with the third quarter of 2001.

Interest income decreased by $44,000 to $6,000 in the third quarter of 2002 due to lower average cash balances. Interest expense increased to $29,000 from zero in the third quarter of the prior year due to the new project financing on the expansion of the Olinda project, which occurred during the fourth quarter of 2001.

Other expense decreased by $38,000 in the third quarter of 2002 primarily due to the professional fees incurred in 2001 as a result of the Trust's preparation to terminate its status as a Business Development Corporation under the Investment Company Act of 1940. (See Note 3, Accounting Changes)

The equity loss in the Stillwater Hydro Project for the third quarter of 2002 increased $15,000 to $13,000, compared to equity income of $2,000 in the third quarter of 2001. The loss in the current year is attributed to the increase in operating expenses.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Power generation revenue decreased 27.0% to $2,557,000 in the first nine months of 2002 from $3,503,000 in the first nine months of 2001, primarily due to the decrease in power generation revenue from the Olinda Projects. Power generation revenue from the Brea project decreased by $1,245,000, while the new Olinda expansion provided an increase of $299,000 in the first nine months of 2002. The decrease in revenue from the Brea project is attributable to the higher energy prices charged during the first half of 2001 as a result of the California energy crisis. Rental revenue from the Trust's mobile power modules decreased by $69,000 or 52.3%, to $63,000 in the first nine months of 2002. The decrease in rental revenue is due to the higher rental volume experienced in 2001, as a result of the California energy crisis.

Cost of sales increased $558,000 to $2,064,000 in the first nine months of 2002, from $1,506,000 for the corresponding period of 2001. The increase is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines.

Gross profit decreased from $2,130,000 in the first nine months of 2001, to $556,000 for the corresponding period in 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001, as well as the Brea project experiencing greater repair and maintenance costs in 2002.

General and administrative expenses decreased by $505,000, to $181,000 in the nine months ended September 30, 2002. The decrease is due to the reduction in legal fees incurred and the loss recognized on the sale of uncollected receivables in 2001 as a result of Southern California Edison's failure to pay for the power it received in the first quarter of 2001. The management fee for the first nine months of 2002 was comparable with the first nine months of 2001.

Interest income decreased by $64,000 to $33,000 for the first nine months of 2002 due to lower average cash balances. Interest expense increased to $91,000 from zero in the first nine months of the prior year due to the new project financing on the expansion of the Olinda project, which occurred during the fourth quarter of 2001.

Other expense for the nine months ended September 30, 2002 was comparable to the prior year related period.

The equity loss in the Stillwater Hydro Project for the nine months ended September 2002 was comparable to the prior year related period.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was $13,000 as compared to $1,477,000 for the nine months ended September 30, 2001. The decrease in cash flow from operating activities is primarily due to the decrease in net income, which is attributable to the higher energy prices charged during the first half of 2001 as a result of the California energy crisis, and the increase in trade receivables, which is primarily associated with the amounts due to the new expansion of the Olinda project.

Cash used in investing activities for the first nine months of 2002 was comparable to the first nine months of 2001. The Trust spent $256,000 in 2002 and $222,000 in 2001 for capital expenditures as a result of the expansion of the Olinda project.

Cash used in financing activities for the first nine months of 2002 was $778,000 compared to zero for the first nine months of 2001. The decrease in cash flow from financing activities is due to distributions made to shareholders of $590,000 and scheduled payments made to reduce the loan on the Olinda expansion.

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

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                                         Registrant


December 3, 2002                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                                  CERTIFICATION



I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002

/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

                                  CERTIFICATION



I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer