Form 10-K
period 2002-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2003-04-15
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                         Commission file number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                22-3105824
(State or Other Jurisdiction       (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1314 King Street
Wilmington, DE                                            19801
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including Area Code:  (302)888-7444

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
  Shares of Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 31, 2003 was $10,550,000 and the number of shares of beneficial interest outstanding at March 31, 2002 was 105.5.

Exhibit index is at page 28.

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

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On July 15, 1994 the election and registration became effective. On November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a "business development company" under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") required due to such withdrawal, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 18, 2001. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

         The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the managing shareholder of the Trust. The Managing Shareholder has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investors.

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

         In addition, the Trust is affiliated with the following trusts (collectively "Other Power Trusts"), which have been organized by the Managing
Shareholder:

o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric PowerTrust III ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund(the "Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o The RidgewoodPower B Fund/Providence Expansion (the "B Fund").

         In addition, the Trust is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing Shareholder:

o Ridgewood Renewable PowerBank LLC
o Ridgewood Renewable PowerBank II LLC

With respect to the Ridgewood LLCs, the Managing Shareholder acts as the LLC's Manager.

(b) Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent electric power generation.

(c) Narrative Description of Business.

     (1)  General Description.

         The Trust was formed to participate in the development, construction and operation of independent electric power projects. Many of these projects are qualifying facilities or "QFs." Historically, producers of electric power in the United States consisted of regulated utilities serving end-use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), among other things. PURPA requires utilities to purchase electric power from QFs, including "cogeneration facilities" and "small power producers," and also exempts these QFs from most federal and state utility regulatory requirements. In addition, the price paid by electric utilities under PURPA for electricity produced by QFs is the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). Pursuant to PURPA, and state implementation of PURPA, many electric utilities have entered into long-term Power Contracts with rates set by contract formula approved by state regulatory commissions. Although one of the benefits of PURPA is the requirement imposed upon electric utilities to purchase QF electric power, there are nonetheless some QFs that do not have Power Contracts with electric utilities because, among other reasons, current avoided cost is too low for the QF to sustain operations, the power contract was "bought out" or such electric utilities take the view that state implementation of PURPA no longer requires such purchase of QF power. Southern California Edison Company ("SCE"), to whom the Brea Project sells electric energy, has taken such a position. SCE was being legally challenged by several QFs but the matter was not resolved and has generally been subsumed in the general restructuring currently being conducted by the California Public Utilities Commission ("CPUC"). See Section 4, Trends in the Electric Utility and Independent Power Industries.

         (2) Projects.

         (i) Brea Project. In October 1994, the Trust purchased, for $3.1 million, an equity interest in Brea Power Partners, L.P., a partnership, which owns and operates a 5-megawatt capacity electric generating facility fueled by methane and other burnable gases created by the decomposing of garbage in a landfill owned by the County of Orange, California (the "Brea Project").

         On June 1, 1997, the Trust, through subsidiaries, acquired the general partnership interest and the limited partnership interest owned by GSF Energy, LLC, an indirect subsidiary of DQE Corporation, for a base price of $3,000,000, and thus acquired the entire beneficial interest in the Brea Project. Ridgewood Power Management, LLC ("RPM"), an affiliate of the Trust's Managing Shareholder, operates and manages the day-to-day activities of the Brea Project. RPM is reimbursed by the Trust for its actual costs incurred and allocable overhead expenses but is not otherwise compensated.

         The Brea Project is a QF. Electricity generated by the Brea Project, over and above its own requirements, is sold to SCE under a long-term power sales contract (a "Power Contract"). The energy price under the Power Contract is the higher of 5.8 cents per kilowatt-hour or SCE's avoided cost, which is an amount determined by a contract formula set forth in the Power Contract. The Power Contract permits either party to terminate it no earlier than the end of 2004 on 5 years' advance notice. On March 23, 2000, SCE provided such written notice to the Brea Project notifying that it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project either will have to enter into another long-term power contract, if available, or sell its electric output in the competitive electric power market. There is no assurance that Brea Project will be able to negotiate a long-term power contract with profitable electric rates or sell its power to the market at a profit.

         The purchase of the Brea Project did not include the landfill gas collection system. Currently, GSF Energy LLC ("GSF") collects and sells landfill gas to the Brea Project pursuant to an Amended and Restated Landfill Gas Sale and Purchase Agreement ("Amended Gas Agreement"). GSF sells and collects such landfill gas pursuant to a gas lease agreement with the County of Orange. Pursuant to the prior gas agreement, the price paid by the Brea Project included both a price per MMBTu for landfill gas delivered and a fixed annual payment. As described further below, as a result of the Trust's development of the Olinda Project, in 2001 RPM renegotiated the gas agreement with GSF and entered into, on behalf of both the Brea Project and the Olinda Project, the Amended Gas Agreement, which became effective and replaced the prior gas agreement on the date that the Olinda Project became commercially operable and capable of selling electric power. Pursuant to the Amended Gas Agreement, the Trust has rights to all of the landfill gas generated at the Orange County landfill until the year 2018. Under the Amended Gas Agreement, the Trust pays GSF a fixed amount of $60,000 per month and a 9.5% royalty from the revenues generated by the Olinda Project. The $60,000 fixed payment escalates at the Consumer Price Index ("CPI") and expires in 2005, at which time the Trust will pay GSF the greater of a 19% royalty from the combined revenues of both the Brea and Olinda Projects or $720,000 annually. As further detailed below, the Olinda Project is not currently operating and, therefore, only the fixed fee is being paid. See also,
Section 4 "Trends in the Electric Utility and Independent Power Industries".

         (ii) Olinda Project. In early 2001, the Trust decided to expand its operations at the Orange County Landfill by developing and installing a 2.5-megawatt electric generating facility fueled by methane gas (the "Olinda Project"). The total cost of the Olinda Project was approximately $3,000,000, half of which has been financed. The Olinda Project was designed and built by Stewart & Stevenson ("S&S"), an engineering and construction firm, for a cost of approximately $2,500,000. The Olinda Project receives its landfill gas from GSF pursuant to the Amended Gas Agreement.

         The Olinda Project has yet to pay S&S in full for its services and is holding $250,000 of the $2,500,000 due to problems that have developed at the Olinda Project. The Olinda Project was completed substantially behind the schedule agreed to by S&S and Ridgewood Olinda, LLC, the owner of the Olinda Project. In addition, within several months of commercial operation, one of the electric generating machines installed by S&S experienced a catastrophic failure. Although S&S provided a replacement engine to Ridgewood Olinda, the Olinda Project was subsequently shut-down in October of 2002 by the Orange County electrical inspector due to S&S's failure to install proper electrical switchgear or obtain a permit for the switchgear it did install. The engine failure and switchgear problems highlighted significant other failures of S&S including, but not limited to, S&S's failure to obtain final building permits, failure to deliver operating manuals or provide training, and numerous other problems or issues that have developed and which S&S has not yet satisfactorily resolved to Ridgewood Olinda's satisfaction. As a result, Ridgewood Olinda notified S&S that it would not be making any final payments until all issues and problems have been resolved. S&S, naturally, believes that the problems described by Ridgewood Olinda are not of their making or have been exaggerated. Both Ridgewood Olinda and S&S, in an effort to avoid litigation, have agreed to negotiate a settlement of all these issues. The parties have agreed to a tentative settlement but definitive terms or agreements have not been finalized.

         The Olinda Project began commercial operation on or about March of 2002 and had been selling its electric output in California to the California Power Authority ("CPA") pursuant to a short-term (ninety-day) power sales contract. Such short-term contract was extended by the CPA through December 31, 2002, along with several other contracts with renewable (biomass) generators. Prior to the expiration of such extension the CPA offered additional six-month extension to several biomass generators but did not offer a similar extension to the Olinda Project. In addition, the Olinda Project submitted a proposal to SCE in response to SCE's request for proposals for short-term procurement. The Olinda Project offered to sell SCE power pursuant to a five-year contract at prices favorable to Olinda, but slightly above prices apparently submitted by other renewable generators. SCE did not accept the Olinda Project's proposal. Therefore, the Olinda Project does not currently have a long-term power contract, but, even if it did, it could not operate under such contract until the problems with the project caused by S&S, as outlined above, are fixed.

         As a result of the problems experienced at the Olinda Project site in Southern California including, but not limited to, the construction problems with S&S and the fact that the Olinda Project does not currently have a power contract, the Trust is considering relocating the electric generating equipment of the Olinda Project from California to Rhode Island, to the site of a new landfill gas development of the Trust's affiliate, the B Fund.

         Ridgewood Olinda expects that after the operating problems are fixed, the Olinda Project will operate under either short-term or long-term contracts or will relocate the electric generating equipment to Rhode Island. See, Section 4 "Trends in the Electric Utility and Independent Power Industry" for further information affecting the Olinda Project

         (iii) Stillwater Project. In October 1991, the Trust acquired a 32.5% equity interest with respect to a 3.5 megawatt (nominal capacity) hydroelectric facility which was then under construction on the Hudson River in the village of Stillwater, New York (approximately 30 miles northeast of Albany) at the site of a pre-existing 800 foot wide masonry dam structure (the "Stillwater Project") for a purchase price of $750,000. The Stillwater Project commenced commercial operation in May 1993.

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

         Electricity generated by the Stillwater Project is sold to Niagara Mohawk Power Corporation under a long-term Power Contract, which expires in 2028.

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

         (v) Mobile Power Units. Effective August 1999, the Trust purchased two mobile electric generating units manufactured by Caterpillar Inc. (the "Units"). The Units combine a large diesel engine with a fuel tank, emission equipment, an electric generator and control equipment on a single skid and therefore can be moved to remote areas as a self-contained power plant. The owner of the Units is Ridgewood Mobile Power I, LLC, a wholly-owned subsidiary of the Trust. The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne manages the Units, which are rented at fixed rates. Hawthorne receives 20% of the net rental revenues to compensate it for marketing and managing the Units. Due to decreased demand and an increase in competition and production of newer and more efficient mobile models, the Trust experienced a decrease in rental revenue for the current year. As a result of the change in these market conditions, the forecasted revenues for the units are not expected to be enough to recover the units book value. In 2002, the Trust recorded a writedown of $209,251 to reflect the units fair market value.

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

     Customers that accounted for more than 10% of the consolidated revenue to the Trust in each of the last three fiscal years are:

                                          Calendar Year
                                    2002      2001        2000
Southern California Edison          97.3%     94.6%       94.6%


         (4) Trends in the Electric Utility and Independent Power Industries.

         During the last several years, and particularly during 2002, there has been significant activity and movement in the industry, as well as at state and federal government, to increase the amount of renewable power that is supplied to utilities and distribution companies that serve retail end-use customers in various states. For example, in Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) "new renewable power" for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals nine (9%) percent. In addition to Massachusetts, New Jersey, Nevada, and California have passed similar renewable portfolio standards ("RPS") and Connecticut is considering an RPS of its own.

         In California, where the Brea and Olinda Projects are located, an RPS was enacted which generally requires that retail electric sellers in the state increase the renewable generation in their electric supply portfolio by one (1%) percent per year, provided certain conditions are met, over a baseline level of renewable generation to be determined by the California Public Utilities Commission ("CPUC"). According to California's RPS, the annual incremental renewable generation procurement requirement continues until renewable generation comprises twenty (20%) percent of the aggregate electric supply to retail users in the state. Such 20% target must be achieved no later than December 31, 2017.

         The RPS legislation in California provides for a specific approach to the procurement of and investment in new renewable projects. According to the RPS legislation, the CPUC and the California Energy Commission ("CEC") are to work collaboratively to make necessary findings, determine appropriate procedures and, ultimately, determine the methodology for renewable procurement by California's investor-owned utilities ("IOU"). The RPS legislation requires that such collaborative effort be completed and implemented by the end of 2003. Therefore, the CPUC is currently holding workshops of interested parties, will be accepting testimony and other materials and will be issuing an RPS Implementation Plan on or about June 30, 2003. Issues to be considered during this process include, but are not limited to, determining renewable generation market price referents, IOU least cost, best fit strategy with respect to renewable generation, establishing initial renewable generation baselines, and reviewing and approving the IOUs renewable procurement plans.

         RPM, as agent for the Brea Project and the Olinda Project, is participating in these proceedings. While the immediate concern was for the Olinda Project, which currently does not have a power contract, the Brea Project is also impacted since it will need to sell its renewable power under the RPS once the SCE power contract is terminated in March, 2005. After participating in the CPUC workshops and other California RPS initiatives, the Trust has concluded that the RPS program in California probably will not substantially assist renewable projects, like the Brea and Olinda Projects, obtain profitable power contracts nor is it likely to facilitate the sale of any renewable attributes generated by such renewable facilities. For example, the California legislation that created the RPS requires, among other things, that California IOUs pay no more for renewable power than they would otherwise pay for non-renewable power. Renewable power, however, is more expensive generally than fossil-fueled power. The legislation requires that any excess above a fossil-fueled "benchmark" price be obtained from the California Energy Commission through the "public goods charge". However, there may not be sufficient "public goods charge" funds available for the predicted renewable supply. In addition, the public goods charge was a legislative creation and may likewise be terminated by legislation. In effect, there is no guarantee that sufficient public goods funds, or any for that matter, will be available to pay for a renewable generator's "above market costs". In addition, the RPS legislation does not necessarily facilitate a RPS trading program such that a renewable generator could sell its energy to one customer and renewable attributes to another. As a result, and as mentioned earlier, the Trust is also considering relocating the Olinda Project's electric generating equipment to Providence, Rhode Island, to be part of a project being developed by its affiliate, the B Fund. The market for renewable power in New England is significantly more favorable than in California.

         In addition to developments in California, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp.'s bankruptcy, proceedings before the Federal Energy Regulatory Commission ("FERC") regarding certain questionable practices of other energy producers and marketers, as well as the generally poor U.S. and world economy, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation. In any event, such market change and reporting requirements, if adopted, may impact less upon the Brea Project, which currently has a Power Contract with SCE, as opposed to the Olinda Project, which, unless it obtains a power contract, will be subject to selling its power, to the extent it can, in the general electric market.

         (5)  Competition

         The Brea and Stillwater Projects, as described above, are not currently subject to competition because those Projects have entered into long-term Power Contracts to sell their output at specified prices. The Olinda Project, however, does not have a current long-term Power Contract, is subject to market competition and is not currently operating. The Brea and Stillwater Projects, likewise, will be subject to competition to market its electricity output once the Power Contract expires or is terminated. However, as further detailed in
Item 1(c)(4), the California RPS Standard, if implemented in a manner that is beneficial to renewable generation, may very well permit the Brea Project and Olinda Project to market and sell their renewable power at favorable rates, although such favorable rates can not be assured due to certain other uncertainties. The process of deregulation in New York, where the Stillwater Project is located, is still uncertain and it is difficult to estimate the level of market competition that it would face in any such event.

         The Units compete against numerous other fleets of mobile power generation equipment on a regional and international level. Due to the increase in competition and production of newer efficient mobile models, the Trust experienced a decrease in rental revenue for the current year, thus, as described above and in the Notes, prompted a writedown of the Trust's investment in the Units.

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

         (i)  Energy Regulation.

         (A) PURPA. PURPA, and the adoption of regulations thereunder by FERC, provided incentives for the development of QFs meeting certain criteria. QFs are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended, the Federal Power Act, as amended, and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QF if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

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

         (ii) Environmental Regulation.

         The operation of Independent Power Projects is subject to extensive federal, state and local environmental laws and regulations. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but also include wetlands preservation, fisheries protection (at the Stillwater Project) and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing or obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals can be time-consuming and difficult. Each Project requires technology and facilities that comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require modifications to existing Projects.

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

         The Trust has no foreign operations.

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
Olinda    Brea, CA  Leased                2,000


Still   Stillwater, Leased      .75        N/A
 Water     NY        and
                    Licensed


Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the Trust, the Other Power Trusts, and the Ridgewood LLCs into a publicly traded entity. This would require the approval of the Investors in the Trust and the Other Power Trusts after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, is very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or Other Power Trusts will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust, the Other Power Trusts, or the Ridgewood LLCs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b) Holders.

     As of the date of this Form 10-K, there are 223 holders of record of Investor Shares.

(c) Dividends.

     The Trust made distributions as follows for the years ended December 31, 2002 and 2001:

                                      Year ended     Year ended
                                     December 31,    December 31,
                                         2002            2001
Total distributions to Investors      $1,052,499     $    --
Distributions per Investor Share           9,976          --
Total distributions to
 Managing Shareholder                     10,631          --

     The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

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

Item 6.  Selected Financial Data (all amounts in $).

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the years 1998 through 2000 have been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company. The selected financial data for 1998 are derived from unaudited data.

Selected Financial Data
                        As of and for the year ended December 31,
                    2002      2001      2000        1999     1998

Total Fund Information:
Revenues       $3,352,189 $4,379,154 $3,259,562 $3,114,503 $3,158,596
Net income        101,827  1,454,876  1,487,998    799,717  1,685,035
                                                     (A)
Net assets
(shareholders'
  equity)        6,811,926 7,773,229  6,318,353  6,323,075  6,834,120
Investments in
 Plant and
 Equipment (net
 of depreciation)4,671,615 4,922,297  2,688,320  2,920,044  2,401,543
Investment
 in Power
 Contract(net
 of amortization)  473,091   788,489  1,103,887  1,419,284  1,734,682
Total assets     8,291,849 9,386,999  6,507,720  6,543,322  6,925,985
Long-term
 obligations       952,607 1,227,674        --         --         --
Per Share:
Revenues            31,774    41,509     30,896     29,521     29,939
Net income             965    13,790     14,104      7,580     15,971
                                                      (A)
Net asset value     64,568    73,679     59,890     59,934     64,778
Distributions
 to Investors        9,976       --      14,008     12,300     12,420

(A) Includes writedown of investment of $422,019 ($4,000 per Investor Share).

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

Results of Operations

The year ended December 31, 2002 compared to the year ended December 31, 2001.

Power generation revenue decreased 21% to $3,263,000 in 2002 from $4,141,000 in 2001, primarily due to the decrease in power generation revenue from the Olinda Projects. Power generation revenue from the Brea project decreased by $1,250,000, while the new Olinda expansion provided an increase of $372,000 in 2002. The decrease in revenue from the Brea project is attributable to the higher energy prices charged during the first half of 2001 as a result of the California energy crisis. Rental revenue from the Trust's Caterpillar rental modules decreased by $150,000 or 63%, to $89,000 in 2002. The decrease in rental revenue is due to the higher rental volume experienced in 2001, as a result of the California energy crisis.

Gross profit, which represents total revenues reduced by cost of sales, decreased from $2,450,000 in 2001, to $780,000 in 2002. The decrease is a result of the higher energy prices charged during the California energy crisis in 2001, as well as the Brea project experiencing greater repair and maintenance costs in 2002.

General and administrative expenses decreased $20,000, or 7%, to $252,000 in 2002 from $272,000 in 2001. The decrease primarily reflects the legal costs associated with the Brea Project's dispute with SCE in 2001.

The $480,000 of bad debt expense in 2001 is associated with the sale of the Brea Project's SCE receivables to AMROC.

During 2002, the Trust recorded $72,000 of project development expenses relating to projects in California that it ultimately decided not to develop. Also during 2002, the Trust recorded a write down of $210,000 relating to the Caterpillar rental modules.

The management fee paid to the Managing Shareholder decreased $9,000, or 10%, to $78,000 in 2002 from $87,000 in 2001, which reflects the Trust's lower net asset balance.

Income from operations decreased $1,441,000, or 90%, to $169,000 in 2002 from $1,610,000 in 2001 as a result of the decrease in revenues and the increase in repair and maintenance costs.

Other income (expense), net, decreased $88,000, or 57%, to $67,000 in 2002 from $155,000 in 2001. The decrease in expense is a result of costs incurred in issuing the "Notice of Solicitation of Consents" in 2001, offset by the increase in interest expense paid in 2002 on the Olinda Project long-term financing. In addition, the Trust recorded an equity loss from its investment in Stillwater of $29,000 in 2001 compared to income of $37,000 in 2002 reflecting higher revenues due to the increase in river flows. Interest income decreased $46,000 in 2002 due to the lower cash balances and lower interest rates.

Net income decreased $1,353,000, or 93%, to $102,000 in 2002 from $1,455,000 in
2001 as a result of the decrease in revenues and the increase in repair and maintenance costs.

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

General and administrative expenses increased $178,000, or 191%, to $272,000 in 2001 from $93,000 in 2000. The increase primarily reflects the legal costs associated with the Brea Project's dispute with SCE.

Provision for bad debt expense increased $146,000 to $480,000 in 2001 from $334,000 in 2000. The bad debt expense for both periods reflects the loss recognized on the sale of the Brea Project's SCE receivables to AMROC.

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

Liquidity and Capital Resources

In 2002 and 2001, the Trust's operating activities generated $714,000 and $2,127,000 of cash, respectively. The decrease in cash flow from operating activities is primarily due to the decrease in net income, which is attributable to the higher energy prices charged during the first half of 2001 as a result of the California energy crisis.

Cash used in investing activities in 2002 and 2001 was $257,000 and $2,471,000, respectively. Cash used in investing activities in 2002 and 2001 was for capital expenditures relating to the Olinda Project expansion.

Cash used in financing activities in 2002 of $1,315,000 represented distributions to shareholders of $1,063,000 and payments of $252,000 to reduce long-term debt on the Olinda Project. Cash provided by financing activities of $1,480,000 in 2001 represents the long-term project financing the Trust received for the Olinda Project expansion. The Trust temporarily ceased making distributions to shareholders in 2001.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to $1,228,000 of long-term debt related to the Brea expansion, which is guaranteed by the Trust. Scheduled principal payments of the long-term debt are as follows:

2003            $275,000
2004             300,000
2005             327,000
2006             326,000



The Brea project has certain long-term obligations relating to its Power Contract with SCE and its Gas Agreement with GSF (See Note 5 of the Consolidated Financial Statements). These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

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


                        December 31, 2002
                       Expected Maturity Date
                             2003
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 1,989,000
Average interest rate                                1.04%

Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2002 and 2001                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statements of Changes in
  Shareholders' Equity for the three years
  ended December 31, 2002                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-7 to F-14

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001
 (Unaudited)

                                            2002
--------------------------------------------------------------------------
                         First        Second        Third        Fourth
                        Quarter       Quarter      Quarter       Quarter
--------------------------------------------------------------------------

Revenue ..........   $  539,000    $  845,000    $1,235,000   $  733,000

Income (loss) from
 operations ......      (43,000)      (87,000)      447,000     (148,000)

Net income (loss)       (69,000)     (194,000)      402,000      (37,000)




                                             2001
--------------------------------------------------------------------------
                         First         Second        Third         Fourth
                        Quarter       Quarter       Quarter        Quarter
--------------------------------------------------------------------------
Revenue ..........   $ 1,074,000    $ 1,369,000   $ 1,192,000   $   744,000

Income (loss) from
 operations ......        (5,000)       707,000       676,000       232,000

Net income .......        10,000        685,000       681,000        79,000



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

         As Managing Shareholder of the Trust, Ridgewood Renewable Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

         Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b) Managing Shareholder.

         Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts or other Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

         A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities, an NASD member, which has been the placement agent for the private placement offerings of the eight trusts and two LLCs sponsored by Ridgewood Renewable Power, LLC and the funds sponsored by Ridgewood Capital, which assists in offerings made by the Managing Shareholder and which is the sponsor of privately offered venture capital funds. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 56, has served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts, Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds ("Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and Ridgewood LLCs since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Daniel V. Gulino, age 42, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust and Other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc., and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 38, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 50, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         In 2002 and 2001, the Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Paid to                   2002       2001       2000       1999      1998
Managing Shareholder    $71,601    $87,406    $70,083    $76,332    $69,931
Cost
reimbursement
RPM                   $2,418,929 $1,842,315 $1,255,007 $1,334,451  1,434,588


         The management fee, payable monthly under the Management Agreement at the annual rate of 1% of the Trust's net asset value (until June 1994, of the Trust's total capital contributions), began on the closing of the offering and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Trust's Projects. The reimbursements to RPM, which do not exceed its actual costs, are described at
Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

         Other information in response to this item is reported in response to
Item 11 -- Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Control and Procedures

         Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

        During the 2002 annual financial reporting process, management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

        There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

     (b) Reports on Form 8-K.

     None.

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

         99.1. Certifications under Section 906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson    President                    April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                    April 15, 2003
       Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and           April 15, 2003
       Christopher Naunton  Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                April 15, 2003
By:/s/ Robert E. Swanson    President
       Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/   Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                  CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/   Christopher I. Naunton
Christopher I. Naunton
Chief Financial Officer

Exhibit 99.1


                         CERTIFICATION UNDER SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934,as amended, and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Ridgewood Electric Power Trust I.

Date:  April 15, 2003        /s/ Robert E. Swanson
                             --------------------------------
                             Robert E. Swanson
                             Chief Executive Officer

Date:  April 15, 2003        /s/ Christopher I. Naunton
                             --------------------------------
                             Christopher I. Naunton
                             Chief Financial Officer

This certification accompanies this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                        Report of Independent Accountants

To the Shareholders of Ridgewood Electric Power Trust I:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I and its subsidiaries (the "Trust") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust I
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                       December 31,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------
Assets:
Cash and cash equivalents ...................   $ 1,988,812    $ 2,848,041
Trade receivables ...........................       440,199        228,958
Due from affiliates .........................        48,354          1,698
Other current assets ........................        45,911         17,197
                                                -----------    -----------

       Total current assets .................     2,523,276      3,095,894

Investment in Stillwater Hydro Partners, L.P.       598,867        562,319

Plant and equipment .........................     5,917,134      5,869,018
Accumulated depreciation ....................    (1,245,519)      (946,721)
                                                -----------    -----------
                                                  4,671,615      4,922,297
                                                -----------    -----------

Electric power sales contract ...............     2,207,778      2,207,778
Accumulated amortization ....................    (1,734,687)    (1,419,289)
                                                -----------    -----------
                                                    473,091        788,489
                                                -----------    -----------

Other non-current assets ....................        25,000           --
                                                -----------    -----------

        Total assets ........................   $ 8,291,849    $ 9,368,999
                                                -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ........   $   275,067    $   252,272
Accrued professional fees ...................        61,281         64,707
Accrued fuel expense ........................       189,158         50,000
Due to affiliates ...........................         1,810          1,117
                                                -----------    -----------
         Total current liabilities ..........       527,316        368,096

Long-term debt, less current portion ........       952,607      1,227,674

Commitments and contingencies ...............          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor
 shares issued and outstanding)
                                                  6,833,966      7,785,656
Managing shareholder's accumulated deficit
   (1 management share
   issued and outstanding) ..................       (22,040)       (12,427)
                                                -----------    -----------
         Total shareholders' equity .........     6,811,926      7,773,229
                                                -----------    -----------

         Total liabilities and
          shareholders' equity ..............   $ 8,291,849    $ 9,368,999
                                                -----------    -----------








          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                            Year Ended December 31,
                                   -----------------------------------------
                                       2002           2001           2000
                                   -----------    -----------    -----------

 Power generation revenue ......   $ 3,262,789    $ 4,140,580    $ 3,083,679
 Rental revenue ................        89,400        238,574        175,883
                                   -----------    -----------    -----------

    Total revenue ..............     3,352,189      4,379,154      3,259,562

Cost of sales, including
 depreciation and amortization
 of $614,196, $552,722 and
 $547,121 in 2002, 2001 and 2000     2,572,063      1,929,321      1,327,339
                                   -----------    -----------    -----------

Gross profit ...................       780,126      2,449,833      1,932,223

General and administrative
  expenses .....................       252,466        272,337         93,720
Provision for bad debt expense .          --          480,252        334,106
Project development costs ......        71,601           --             --
Write down of investments
  in power generation
  projects .....................       209,251           --             --
Management fee paid to
 managing shareholder...........        77,734         87,406         70,083
                                   -----------    -----------    -----------
     Total other operating
      expenses .................       611,052        839,995        497,909
                                   -----------    -----------    -----------

Income from operations .........       169,074      1,609,838      1,434,314
                                   -----------    -----------    -----------

Other income (expense):
   Interest income .............        33,200         78,584         89,163
   Interest expense ............      (118,606)       (10,852)          --
   Other expense ...............       (18,389)      (193,379)       (46,963)
   Equity income (loss) from
      Stillwater Hydro
      Partners, L.P. ...........        36,548        (29,315)        11,484
                                   -----------    -----------    -----------
     Other income (expense), net       (67,247)      (154,962)        53,684
                                   -----------    -----------    -----------

Net income .....................   $   101,827    $ 1,454,876    $ 1,487,998
                                   -----------    -----------    -----------















       See accompanying notes to the consolidated  financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                          Managing
                          Shareholders   Shareholder       Total
                          -----------    ------------   -----------

Shareholders' equity,
 January 1, 2000 ......   $ 6,350,004    $   (26,929)   $ 6,323,075

Cash distributions ....    (1,477,793)       (14,927)    (1,492,720)

Net income for the year     1,473,118         14,880      1,487,998
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2000 ....     6,345,329        (26,976)     6,318,353

Net income for the year     1,440,327         14,549      1,454,876
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2001 ....     7,785,656        (12,427)     7,773,229

Cash distributions ....    (1,052,499)       (10,631)    (1,063,130)

Net income for the year       100,809          1,018        101,827
                          -----------    -----------    -----------

Shareholders' equity,
 December 31, 2002 ....   $ 6,833,966    $   (22,040)   $ 6,811,926
                          -----------    -----------    -----------











     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                              Year Ended December 31,
                                     -----------------------------------------
                                         2002          2001            2000
                                     -----------   ------------    -----------

Cash flows from operating
 activities:
     Net income ..................   $   101,827    $ 1,454,876    $ 1,487,998
                                     -----------    -----------    -----------

     Adjustments to reconcile net
      income to net cash flows
      from operating activities:
     Depreciation and amortization       614,196        552,722        547,121
     Provision for doubtful
      accounts ...................          --             --          334,106
     Writedown of investments in
      power generation project ...       209,251           --             --
     Equity in (earnings)/loss
      from unconsolidated
      Stillwater Hydro
      Partners, L.P. .............       (36,548)        29,315        (11,484)
     Changes in assets and
      liabilities:
       (Increase) decrease in
         trade receivables .......      (211,241)       168,804       (262,602)
       Increase in other current
         assets ..................       (28,714)        (3,825)          (801)
       Increase in other
         non-current assets ......       (25,000)          --             --
       Increase (decrease) in
         accounts payable and
         accrued expenses ........          --          (34,693)       (20,061)
       Decrease in accrued
         professional fees .......        (3,426)          --             --
       Increase in accrued fuel
         expense .................       139,158           --             --
       Increase in due to/from
         affiliates, net .........       (45,963)       (40,548)       (10,819)
                                     -----------    -----------    -----------
         Total adjustments .......       611,713        671,775        575,460
                                     -----------    -----------    -----------

         Net cash provided by
          operating activities ...       713,540      2,126,651      2,063,458
                                     -----------    -----------    -----------

Cash flows from investing
  activities:
     Capital expenditures ........      (257,367)    (2,471,301)          --
                                     -----------    -----------    -----------
         Net cash used in
          investing activities ...      (257,367)    (2,471,301)          --
                                     -----------    -----------    -----------

Cash flows from financing
  activities:
     Proceeds from long-term
      debt .......................          --        1,500,000           --
     Payments to reduce
      long-term debt .............      (252,272)       (20,054)          --
     Cash distributions to
      shareholders ...............    (1,063,130)          --       (1,492,720)
                                     -----------    -----------    -----------
         Net cash (used in)
         provided by financing
         activities ..............    (1,315,402)     1,479,946     (1,492,720)
                                     -----------    -----------    -----------

Net (decrease) increase in
  cash and cash equivalents ......      (859,229)     1,135,296        570,738
Cash and cash equivalents,
 beginning of year ...............     2,848,041      1,712,745      1,142,007
                                     -----------    -----------    -----------

Cash and cash equivalents,
  end of year ....................   $ 1,988,812    $ 2,848,041    $ 1,712,745
                                     -----------    -----------    -----------





     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


1. Organization and Purpose

Nature of Business
Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991, by Ridgewood Power LLC, (formerly Ridgewood Power Corporation) acting as the general partner. On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, called Ridgewood Electric Power Trust I (the "Trust"). Effective July 25, 1994, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 (the "1940 Act") and registered its shares under the Securities Act of 1934. In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units. Ridgewood Power LLC is the sole managing shareholder ("Managing Shareholder").

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

2.Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the operating results of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts,carrying value of investments,amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust basesits estimates on historical experience, current and expected conditions andvarious other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 effective January 1, 2002. The Trust recognized an impairment of certain generating assets, totaling $209,251 in the 2002 consolidated financial statements. Such a loss would have been recognized under SFAS 121, the predecessor standard to SFAS 144.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Trust's consolidated financial statements.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 5 to 20 years with a weighted average of 16 and 14 years at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Trust recorded depreciation expense of $298,798, $237,324 and $231,723, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Brea Project was assigned to the electric power sales contract and is being amortized over the life of the contract (7 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2002, 2001 and 2000, the Trust recorded amortization expense of $315,398.

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

Supplemental cash flow information
Total interest paid during the years ended December 31, 2002 and 2001 was $118,606 and $10,852, respectively.

Significant Customers
During 2002, 2001 and 2000, the Trust's largest customer, Southern California Edison ("SCE"), accounted for 97%, 95% and, 95%, respectively of total revenues. SCE is experiencing severe financial difficulty, see Note 8 for additional discussion.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2002 and 2001, the Trust's net assets had a tax basis of $7,605,812 and $8,288,186, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes.

3.Projects

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

Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the current year. As a result of the change in these market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units' book value. In 2002, the Trust recorded a writedown of $209,251 to reflect the units fair market value. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

Ridgewood Olinda, LLC (known as the Olinda Project)
In April 2001, the Trust formed Ridgewood Olinda, LLC. Ridgewood Olinda, LLC, contracted with an unaffiliated engineering and construction firm to construct a $3,000,000 2.5 megawatt expansion to the Brea Project. The construction of the new addition was completed in the second quarter of 2002.

The Olinda Project began commercial operation on or about May of 2002 and had been selling its electric output in California to the California Power Authority ("CPA") pursuant to a short-term (ninety-day) power sales contract. The short-term contract was extended by the CPA through December 31, 2002, along with several other contracts with renewable (biomass) generators. Prior to the expiration of the extension, the CPA offered additional six-month extension to several biomass generators but did not offer a similar extension to the Olinda Project. In addition, the Olinda Project submitted a proposal to SCE in response to SCE's request for proposals for short-term procurement. The Olinda Project offered to sell SCE power pursuant to a five-year contract at prices favorable to Olinda, but slightly above prices apparently submitted by other renewable generators. SCE did not accept the Olinda Project's proposal. Therefore, the Olinda Project does not currently have a power contract, but, even if it did, it could not operate under such contract until the projects operating problems, as discussed in Note 5, are resolved. As a result of the problems experienced at the Olinda Project site in Southern California including, but not limited to, the construction problems with the engineering and construction firm and the fact that the Olinda Project does not currently have a power contract, the Trust is considering relocating the electric generating equipment of the Olinda Project from California to Rhode Island, to the site of a new landfill gas development of the Trust's affiliate, the Ridgewood Power B Fund.

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

Summarized financial information for the Stillwater Project is as follows:


Balance Sheet Information

                                 December 31, 2002      December 31, 2001
                                 -------------------    -------------------

Current assets                           $ 225,380              $ 202,060
Non-current assets                       8,549,483              8,911,576
                                 -------------------    -------------------
Total assets                            $8,774,863             $9,113,636
                                 -------------------    -------------------

Current liabilities                      $ 783,911              $ 964,925
Long-term debt                           4,404,898              4,727,555
Other non-current liabilities            2,615,292              2,442,848
Equity                                     970,762                978,308
                                 -------------------    -------------------
Total liabilities and equity            $8,774,863             $9,113,636
                                 -------------------    -------------------

Trust share                               $598,867               $562,319
                                 -------------------    -------------------


Statement of Operations Information

                               For the Year Ended December 31,
                         -----------------------------------------
                             2002            2001          2000
                         -----------    -----------    -----------

Revenue ..............   $ 1,384,041    $ 1,262,217    $ 1,415,315
Operating expenses ...       709,994        723,886        674,913
Other income (expense)       681,643        748,532        825,067
                         -----------    -----------    -----------

Net loss .............   $    (7,546)   $  (210,201)   $   (84,665)
                         -----------    -----------    -----------


Trust Share ..........   $    36,548    $   (29,315)   $    11,484
                         -----------    -----------    -----------


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


Following is a summary of long-term debt at December 31, 2002 and 2001:


                                              2002            2001
                                           -----------    -----------
Senior collateralized non-recourse notes
 payable                                   $ 1,227,674    $ 1,479,946
Less - current maturity ................      (275,067)      (252,272)
                                           -----------    -----------
Total long-term debt ...................   $   952,607    $ 1,227,674
                                           -----------    -----------

Remaining scheduled repayments of long-term debt principal are as follows:

Year Ended
December 31,    Repayment

2003           $ 275,067
2004             299,921
2005             327,022
2006             325,664

5. Commitments

In April of 2001, Ridgewood Olinda, LLC entered into an agreement with an unaffiliated engineering and construction firm (the "firm") to construct the expansion of the Olinda facility. The agreement, totaling $2,500,000, calls for the construction of a 2.5 megawatt addition with a cost of $3,000,000. As of December 31, 2002, Ridgewood Olinda, LLC had paid $2,250,000 of the agreed upon cost. Ridgewood Olinda has yet to pay the firm in full for its services and is holding $250,000 due to problems that have developed at the Olinda Project

Within several months of commercial operation, one of the electric generating machines installed by the firm experienced a catastrophic failure. Although the firm provided a replacement engine to Ridgewood Olinda, the Olinda Project was subsequently shut-down in October of 2002 by the Orange County electrical inspector due to the firm's failure to install a proper electric switchgear or obtain a permit for the installed switchgear. The engine failure and switchgear problems highlighted significant other failures of the firm, including, but not limited to, the firm's failure to obtain final building permits, failure to deliver operating manuals or provide training, and numerous other problems or issues that have developed and which the firm has not yet resolved to Ridgewood Olinda's satisfaction. As a result, Ridgewood Olinda notified the firm that it would not be making any final payments until all issues and problems have been resolved. The firm, naturally, believes that the problems described by Ridgewood Olinda are not of their making or have been exaggerated. Both Ridgewood Olinda and the firm, in an effort to avoid litigation, have agreed to negotiate a settlement of all these issues. The parties have agreed to a tentative settlement but definitive terms or agreements have not been finalized.

The Brea project has a long-term agreement to purchase landfill gas from its supplier. The agreement expires in December 2018 and is adjust annually for inflation.

Future minimum purchases under the agreement as of December 31, 2002 are as follows:

                                                             Year Ended
                                      December 31,            Purchases
                                      ------------            ---------
                                      2003                    $ 746,640
                                      2004                      774,266
                                      2005                      720,000
                                      2006                      720,000
                                      2007                      720,000
                                      Thereafter              7,920,000


6. Transactions With Managing Shareholder and Affiliates

On June 15, 1994, the Trust entered into a management agreement with the managing shareholder, under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 1% of the net assets of the Trust payable monthly. During 2002, 2001 and 2000, the Trust paid management fees to the managing shareholder of $77,734, $87,406 and $70,083, respectively.

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

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Brea and Olinda Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2002, 2001 and 2000, Ridgewood Management charged the Brea Project $181,563, $165,083 and $118,169, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the year ended December 31, 2002, 2001 and 2000, Ridgewood Management charged the Olinda Project $14,214, $0 and $0, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Brea and Olinda projects for all of the direct operating and non-operating expenses incurred during the period.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest.

7.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying value of the Trust's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

8. Sale of Trade Receivables

In January 2001, SCE informed the Brea Project, as well as numerous other unaffiliated electric generating facilities in California, that it was temporarily suspending payments to such facilities due to SCE's severe financial problems. SCE did not pay the Brea Project for energy and capacity delivered to SCE for the months of November and December 2000, January and February 2001. In April 2001, the Brea Project entered into an agreement with a financial institution whereby it sold, irrevocably and without recourse, its undivided interest in all eligible trade accounts receivables for those months. Costs associated with the sale of receivables of $480,252 and $334,106 for 2001 and 2000, respectively, primarily related to the discount and loss on sale, are included in provision for bad debt expense in the Consolidated Statements of Operations. SCE is current in its payments for energy and capacity delivered after February 2001.