Form 10-Q
period 2003-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2003-08-27
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31,2003

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

 (302) 888-7444 Registrant's telephone number, including area code:

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                 March 31, 2003

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------

                                                   March 31,    December 31,
                                                     2003           2002
                                                 -----------    -----------
Assets:
Cash and cash equivalents ....................   $ 1,562,232    $ 1,988,812
Trade receivables ............................       510,749        440,199
Due from affiliates ..........................        47,336         48,354
Other current assets .........................        36,808         45,911
                                                 -----------    -----------

    Total current assets .....................     2,157,125      2,523,276

Investment in Stillwater Hydro Partners, L.P.        610,303        598,867

Plant and equipment ..........................     5,917,134      5,917,134
Accumulated depreciation .....................    (1,337,955)    (1,245,519)
                                                 -----------    -----------
                                                   4,579,179      4,671,615
                                                 -----------    -----------

Electric power sales contract ................     2,207,778      2,207,778
Accumulated amortization .....................    (1,813,536)    (1,734,687)
                                                 -----------    -----------
                                                     394,242        473,091
                                                 -----------    -----------

Other non-current assets .....................        25,000         25,000
                                                 -----------    -----------

     Total assets ............................   $ 7,765,849    $ 8,291,849
                                                 -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $   115,829    $   250,439
Current maturities of long-term debt .........       281,080        275,067
Due to affiliates ............................         1,810          1,810
                                                 -----------    -----------
     Total current liabilities ...............       398,719        527,316

Long-term debt, less current portion .........       880,041        952,607

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (105.5 investor
  shares issued and outstanding)
                                                   6,512,378      6,833,966
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .       (25,289)       (22,040)
                                                 -----------    -----------
    Total shareholders' equity ...............     6,487,089      6,811,926
                                                 -----------    -----------

    Total liabilities and shareholders' equity   $ 7,765,849    $ 8,291,849
                                                 -----------    -----------




       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                            For the Three Months Ended
                                              ----------------------
                                              March 31,     March 31,
                                                2003          2002
                                              ---------    ---------

Power generation revenue ..................   $ 730,463    $ 518,462
Rental revenue ............................          --       21,000
                                              ---------    ---------
    Total revenue .........................     730,463      539,462

Cost of sales, including depreciation and
   amortization of $171,285 and $137,468 in
   2003 and 2002 ..........................     531,669      547,938
                                              ---------    ---------

Gross profit (loss) .......................     198,794       (8,476)

General and administrative expenses .......      65,591       15,439
Management fee paid to managing shareholder
                                                 17,031       19,433
                                              ---------    ---------
     Total other operating expenses .......      82,622       34,872
                                              ---------    ---------

Income (loss) from operations .............     116,172      (43,348)
                                              ---------    ---------

Other income (expense):
   Interest income ........................       4,076       23,353
   Interest expense .......................     (26,167)     (31,682)
   Other expense ..........................      (5,102)     (28,614)
   Equity  income from Stillwater Hydro
      Partners, L.P. ......................      11,436       11,423
                                              ---------    ---------
     Other income (expense), net ..........     (15,757)     (25,520)
                                              ---------    ---------

Net income (loss) .........................   $ 100,415    $ (68,868)
                                              ---------    ---------

















          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders    Shareholder      Total
                            ------------   ------------   -----------

Shareholders' equity,
 December 31, 2002 ......   $ 6,833,966    $   (22,040)   $ 6,811,926

Cash distributions ......      (420,999)        (4,253)      (425,252)

Net income for the period        99,411          1,004        100,415
                            -----------    -----------    -----------

Shareholders' equity,
 March 31, 2003 .........   $ 6,512,378    $   (25,289)   $ 6,487,089
                            -----------    -----------    -----------






























         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                  --------------------------
                                                    March 31,      March 31,
                                                      2003           2002
                                                  -----------    -----------

Cash flows from operating activities:
     Net income (loss) ........................   $   100,415    $   (68,868)
                                                  -----------    -----------

     Adjustments to reconcile net income (loss)
      to net cash flows from operating
      activities:
     Depreciation and amortization ............       171,285        137,468
     Equity in earnings from unconsolidated
      Stillwater Hydro Partners, L.P. .........       (11,436)       (11,423)
     Changes in assets and liabilities:
       Increase in trade receivables ..........       (70,550)       (88,909)
       Decrease in other current assets .......         9,103          6,360
      (Decrease) increase in accounts
        payable and accrued expenses ..........      (134,610)        91,438
       Increase (decrease) in due to/from
        affiliates, net .......................         1,018       (102,865)
                                                  -----------    -----------
         Total adjustments ....................       (35,190)        32,069
                                                  -----------    -----------
         Net cash provided by (used in)
          operating activities ................        65,225        (36,799)
                                                  -----------    -----------

Cash flows from investing activities:
     Capital expenditures .....................          --          (19,233)
                                                  -----------    -----------
         Net cash used in investing activities           --          (19,233)
                                                  -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders .......      (425,252)          --
     Payments to reduce long-term debt ........       (66,553)       (61,037)
                                                  -----------    -----------
         Net cash used in financing activities       (491,805)       (61,037)
                                                  -----------    -----------

Net decrease in cash and cash equivalents .....      (426,580)      (117,069)
Cash and cash equivalents, beginning of year ..     1,988,812      2,848,041
                                                  -----------    -----------

Cash and cash equivalents, end of period ......   $ 1,562,232    $ 2,730,972
                                                  -----------    -----------











       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                                          Three Months Ended March 31,
                                          2003                  2002
                                          ----                  ----
           Revenue                     $ 336,000              $341,000
           Operating expenses            301,000               306,000
           Net income (loss)              35,000                35,000


3.   New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective July 1, 2003, with no material impact to the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

4. Commitments

In April of 2001, Ridgewood Olinda, LLC entered into an agreement with an unaffiliated engineering and construction firm (the "firm") to construct the expansion of the Olinda facility. The agreement, totaling $2,500,000, calls for the construction of a 2.5 megawatt addition. As of March 31, 2003, Ridgewood Olinda, LLC had paid $2,250,000 of the agreed upon cost.

Within several months of commercial operation, one of the electric generating machines installed by the firm experienced a catastrophic failure. Although the firm provided a replacement engine to Ridgewood Olinda, the Olinda Project was subsequently shut-down in October of 2002 by the Orange County electrical inspector due to the firm's failure to install a proper electric switchgear or obtain a permit for the installed switchgear. The engine failure and switchgear problems highlighted significant other failures of the firm, including, but not limited to, the firm's failure to obtain final building permits, failure to deliver operating manuals or provide training, and numerous other problems or issues that have developed and which the firm has not yet resolved to Ridgewood Olinda's satisfaction. As a result, Ridgewood Olinda notified the firm that it would not be making any final payments until all issues and problems have been resolved. The firm, naturally, believes that the problems described by Ridgewood Olinda are not of their making or have been exaggerated. Both Ridgewood Olinda and the firm, in an effort to avoid litigation, have agreed to negotiate a settlement of all these issues. During the first quarter of 2003 the parties have agreed that Ridgewood Olinda will pay the firm $200,000 in full for its services, which will include the repair and reconditioning of the engines to their condition prior to failure. The firm will also provide start-up, testing and commissioning upon return of the engines. The Trust anticipates paying the agreed upon amount in the third quarter and will account for the payment as repair and maintenance fees.

In addition, the Olinda Project does not currently have a power contract, but, even if it did, it could not operate under such contract until the projects operating problems, as discussed above, are resolved. As a result of the problems experienced at the Olinda Project site in Southern California including, but not limited to, the construction problems with the engineering and construction firm and the fact that the Olinda Project does not currently have a power contract, the Trust is considering relocating the electric generating equipment of the Olinda Project from California to Rhode Island, to the site of a new landfill gas development of the Trust's affiliate, the Ridgewood Power B Fund.

5. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                        Due To               Due From
                                 ---------------------  ---------------------
                                 March 31, December 31, March 31, December 31,
                                    2003      2002        2003       2002
                                 --------- ----------   --------  ----------

Ridgewood Power Management LLC   $  --     $  --        $47,336    $48,354
Other affiliates .............     1,810     1,810         --         --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Mobile Power modules and the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda") (a 2.5 megawatt expansion of the Brea project). The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which the Trust owns less than 50%.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Total revenue increased 35.4% to $730,000 in the first quarter of 2003 from $539,000 in the first quarter of 2002, primarily due to the increase in power generation revenue from the Brea Project. Power generation revenue from the Brea Project increased by $212,000 in the first quarter of 2003. The increase in revenue from the Brea Project is mainly attributable to the project's consistent operation in the current year, as compared to engine down time experienced in the first quarter of 2002 as a result of mechanical problems. In addition to its improved operations, the Brea project also received a higher energy rate on its March production, which provided approximately $70,000 of additional revenues.

Gross profit increased $207,000 from a loss of $8,000 in the first quarter of 2002, to a profit of $199,000 in the first quarter of 2003. The increase is a result of the higher revenues and lower maintenance expenses recorded in the current year as compared to 2002, when the Brea Project experienced costly engine repairs and reduced output.

General and administrative expenses increased by $40,000 to $65,000 in 2003 as compared to $15,000 in 2002. The increase is a result of the higher professional fees incurred in 2003. The management fee for the first quarter of 2003 was consistent with the first quarter of 2002.

Interest income decreased by $19,000 to $4,000 for the first three months of 2003 due to lower average cash balances. Interest expense for the first quarter was consistent with the first quarter of the prior year.

The equity income from the Stillwater Hydro Project for the three months ended March 2003 was comparable to the prior year related period.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 was $65,000 as compared to a cash usage of $37,000 for the three months ended March 31, 2002. The increase in cash flow from operating activities is primarily due to the increase in net income, which is attributable to the Brea project's improved operations.

Cash used in investing activities for the first three months of 2003 was comparable to the first three months of 2001.

Cash used in financing activities for the first quarter of 2003 was $492,000 compared to $61,000 for the first quarter of 2002. The decrease in cash flow from financing activities is due to distributions made to shareholders of $426,000.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the expansion on the Olinda Project and payment of certain accounting and legal services to third parties. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to $1,161,000 of long-term debt related to the Olinda expansion, which is guaranteed by the Trust. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                      Registrant


August 27, 2003                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)
































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

Date: August 27, 2003

/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer






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

Date: August 27, 2003

/s/ Christopher I. Naunton
--------------------------
Christopher I. Naunton
Chief Financial Officer