Form 10-Q
period 2003-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2003-09-09
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

                   Delaware                      22-3105824
            (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)    Identification No.)

   1314 King Street Wilmington, Delaware                19801
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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                  June 30, 2003

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                         2003           2002
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $ 1,020,846    $ 1,988,812
Trade receivables ................................       559,000        440,199
Due from affiliates ..............................        16,002         48,354
Other current assets .............................        59,891         45,911
                                                     -----------    -----------

       Total current assets ......................     1,655,739      2,523,276

Investment in Stillwater Hydro Partners, L.P. ....       642,752        598,867

Plant and equipment ..............................     5,917,134      5,917,134
Accumulated depreciation .........................    (1,430,392)    (1,245,519)
                                                     -----------    -----------
                                                       4,486,742      4,671,615
                                                     -----------    -----------

Electric power sales contract ....................     2,207,778      2,207,778
Accumulated amortization .........................    (1,892,385)    (1,734,687)
                                                     -----------    -----------
                                                         315,393        473,091
                                                     -----------    -----------

Other non-current assets .........................        25,000         25,000
                                                     -----------    -----------

        Total assets .............................   $ 7,125,626    $ 8,291,849
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt .............   $   287,225    $   275,067
Accounts payable and accrued expenses ............        95,525        250,439
Due to affiliates ................................         1,810          1,810
                                                     -----------    -----------
         Total current liabilities ...............       384,560        527,316

Long-term debt, less current portion .............       805,888        952,607

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (105.5 investor
 shares issued and outstanding) ..................     5,965,985      6,833,966
Managing shareholder's accumulated deficit
 (1 management shareissued and outstanding) ......       (30,807)       (22,040)
                                                     -----------    -----------
      Total shareholders' equity .................     5,935,178      6,811,926
                                                     -----------    -----------

      Total liabilities and shareholders' equity .   $ 7,125,626    $ 8,291,849
                                                     -----------    -----------




      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations(unaudited)
--------------------------------------------------------------------------------

                             Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                         June 30,       June 30,       June 30,       June 30,
                           2003           2002           2003           2002
                       -----------    -----------    -----------    -----------

Power generation
 revenue ...........   $ 1,432,471    $ 1,342,677    $   702,008    $   824,215
Rental revenue .....         4,256         42,000          4,256         21,000
                       -----------    -----------    -----------    -----------
    Total revenue ..     1,436,727      1,384,677        706,264        845,215

Cost of sales ......     1,200,238      1,424,002        668,569        876,064
                       -----------    -----------    -----------    -----------

Gross profit(loss) .       236,489        (39,325)        37,695        (30,849)

General and
 administrative
 expenses ..........       217,765         93,536        152,174         78,097
Management fee
 paid to managing
 shareholder .......        34,060         38,866         17,029         19,433
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......       251,825        132,402        169,203         97,530
                       -----------    -----------    -----------    -----------

Loss from operations       (15,336)      (171,727)      (131,508)      (128,379)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         6,467         27,394          2,391          4,041
  Interest expense .       (50,879)       (61,914)       (24,712)       (30,232)
  Other expense ....       (10,381)       (38,548)        (5,279)        (9,934)
  Equity income(loss)
   from Stillwater
   Hydro Partners,LP        43,885        (17,863)        32,449        (29,286)
                       -----------    -----------    -----------    -----------
     Other income
     (expense), net        (10,908)       (90,931)         4,849        (65,411)
                       -----------    -----------    -----------    -----------


Net loss ...........   $   (26,244)   $  (262,658)   $  (126,659)   $  (193,790)
                       -----------    -----------    -----------    -----------















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                           Managing
                          Shareholders    Shareholder      Total
                          -----------    ------------   -----------

Shareholders' equity,
 December 31, 2002 ....   $ 6,833,966    $   (22,040)   $ 6,811,926

Cash distributions ....      (841,999)        (8,505)      (850,504)

Net loss for the period       (25,982)          (262)       (26,244)
                          -----------    -----------    -----------

Shareholders' equity,
 June 30, 2003 ........   $ 5,965,985    $   (30,807)   $ 5,935,178
                          -----------    -----------    -----------































      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                      Six Months Ended
                                                 --------------------------
                                                   June 30,       June 30,
                                                     2003           2002
                                                 -----------    -----------

Cash flows from operating activities:
     Net loss ................................   $   (26,244)   $  (262,658)
                                                 -----------    -----------

     Adjustments to reconcile net loss
      to net cash flows from operating
         activities:
     Depreciation and amortization ...........       342,570        274,936
     Equity (income) loss from
      unconsolidated Stillwater Hydro
         Partners, L.P. ......................       (43,885)        17,863
     Changes in assets and liabilities:
       Increase in trade receivables                (118,801)      (377,769)
       Increase in other current assets              (13,980)       (32,330)
       (Decrease) increase in accounts
         payable and accrued expenses ........      (154,914)       100,155
       Increase in due to/from
        affiliates, net ......................        32,352         14,690
                                                 -----------    -----------
         Total adjustments ...................        43,342         (2,455)
                                                 -----------    -----------
         Net cash provided by
         (used in) operating activities ......        17,098       (265,113)
                                                 -----------    -----------

Cash flows from investing activities:
     Capital expenditures ....................          --         (265,000)
                                                 -----------    -----------
         Net cash used in investing activities          --         (265,000)
                                                 -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ......      (850,504)      (188,933)
     Payments to reduce long-term debt .......      (134,560)      (123,524)
                                                 -----------    -----------
         Net cash used in financing activities      (985,064)      (312,457)
                                                 -----------    -----------

Net decrease in cash and cash equivalents ....      (967,966)      (842,570)
Cash and cash equivalents, beginning of year .     1,988,812      2,848,041
                                                 -----------    -----------
Cash and cash equivalents, end of period .....   $ 1,020,846    $ 2,005,471
                                                 -----------    -----------











   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's ("the Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Mobile Power modules and the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda") (a 2.5 megawatt expansion of the Brea project). The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which the Trust owns a 32.5% interest.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                     Six Months Ended June 30, Three Months Ended June 30,
                     ------------------------ ----------------------------
                         2003        2002           2003        2002
                      ---------    ---------     ---------   ---------
Revenue ..........    $ 696,000   $ 788,000      $ 360,000   $ 448,000
Operating expenses      561,000     878,000        260,000     538,000
Net income (loss)       135,000     (55,000)       100,000     (90,000)


3.   New Accounting Standards and Disclosures

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective July 1, 2003.

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

4. Commitments

In April of 2001, Ridgewood Olinda, LLC entered into an agreement with an unaffiliated engineering and construction firm (the "firm") to construct the expansion of the Olinda facility. The agreement, totaling $2,500,000, calls for the construction of a 2.5 megawatt addition. As of June 30, 2003, Ridgewood Olinda, LLC had paid $2,250,000 of the agreed upon cost.

Within several months of commercial operation, one of the electric generating machines installed by the firm experienced a catastrophic failure. Although the firm provided a replacement engine to Ridgewood Olinda, the Olinda Project was subsequently shut-down in October of 2002 by the Orange County electrical inspector due to the firm's failure to install a proper electric switchgear or obtain a permit for the installed switchgear. The engine failure and switchgear problems highlighted significant other failures of the firm, including, but not limited to, the firm's failure to obtain final building permits, failure to deliver operating manuals or provide training, and numerous other problems or issues that have developed and which the firm has not yet resolved to Ridgewood Olinda's satisfaction. As a result, Ridgewood Olinda notified the firm that it would not be making any final payments until all issues and problems have been resolved. The firm, naturally, believes that the problems described by Ridgewood Olinda are not of their making or have been exaggerated. Both Ridgewood Olinda and the firm, in an effort to avoid litigation, have agreed to negotiate a settlement of all these issues. During the first quarter of 2003 the parties have agreed that Ridgewood Olinda will pay the firm $200,000 in full for its services, which will include the repair and reconditioning of the engines to their condition prior to failure. The firm will also provide start-up, testing and commissioning upon return of the engines. The Trust anticipates completion of the agreed upon services in the third quarter, at which time the Trust will recognize repair and maintenance expense.

In addition, the Olinda Project does not currently have a power contract, but, even if it did, it could not operate under such contract until the project's operating problems, as discussed above, are resolved. As a result of the problems experienced at the Olinda Project site in Southern California including, but not limited to, the construction problems with the engineering and construction firm and the fact that the Olinda Project does not currently have a power contract, the Trust is considering relocating the electric generating equipment of the Olinda Project from California to Rhode Island, to the site of a new landfill gas development of the Trust's affiliate, the Ridgewood Power B Fund.

5. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                  Due To                  Due From
                          -----------------------  ---------------------
                           June 30,   December 31, June 30,  December 31,
                             2003        2002        2003       2002
                          ---------    ----------   -------- -----------

Ridgewood Power
 Management LLC            $  ---      $  ---      $ 16,002   $ 48,354
Other affiliates            1,810       1,810           ---        ---

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Mobile Power modules and the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda") (a 2.5 megawatt expansion of the Brea project). The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which the Trust owns a 32.5% interest.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Total revenue decreased $139,000, or 16.4%, to $706,000 in the second quarter of 2003 from $845,000 in the second quarter of 2002. The decrease is primarily due to the decrease in power generation revenue from the Olinda expansion, which commenced operations in the second quarter of 2002 and provided $187,000 of revenues. The Olinda project experienced engine failure in the third quarter of 2002 and has not operated since. Power generation revenue from the Brea project increased by $65,000 in the second quarter of 2003.

Cost of sales decreased $207,000 to $669,000 in the second quarter of 2003 as compared to $876,000 in the second quarter of 2002. The decrease is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

Gross profit increased from a loss of $31,000 in the second quarter of 2002, to a profit of $38,000 in the second quarter of 2003. The increase is a result of the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

General and administrative expenses increased by $74,000, to $152,000 in the second quarter of 2003 as compared to $78,000 in 2002. The increase is due to the professional fees incurred by the Trust on behalf of the Brea project. The Trust has retained professional firms to assist it in the researching and monitoring of the California legislation on renewable energy, with the intent of the Brea project qualifying as a renewable energy generation facility and becoming eligible to receive additional revenue for the sale of renewable energy attributes. A qualified renewable electric generation facility produces renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers. The RPS regulations are intended to spur use and development of new, environmentally friendly, renewable generation facilities.

The management fee for the second quarter of 2003 was comparable with the second quarter of 2002.

Interest income and interest expense were comparable to the second quarter of 2002.

The equity loss in the Stillwater Hydro Project for the second quarter of 2002 was $29,000 compared to equity income of $32,000 for the second quarter of 2003. The increase in equity income is primarily due to the decrease in maintenance fees and declining interest expense resulting from Stillwater's reduced level of outstanding debt.

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Power generation revenue increased 6.7% to $1,432,000 in the first six months of 2003 from $1,342,000 in the first six months of 2002, primarily due to the increase in power generation revenue from the Brea project. Power generation revenue from the Brea project increased by $277,000, while the Olinda project revenues decreased by $187,000 in the first half of 2003. The increase in revenue from the Brea project is mainly attributable to the project's consistent operation in the current year, as compared to engine down time experienced in the first quarter of 2002 as a result of mechanical problems. In addition to its improved operations, the Brea project also received a higher energy rate on its March production, which provided approximately $70,000 of additional revenues. Rental revenue from the Trust's mobile power modules decreased by $38,000 to $4,000 in the first half of 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

Cost of sales decreased $224,000 to $1,200,000 in the first half of 2003, from $1,424,000 in the first half of 2002. The decrease is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

Gross profit increased from a loss of $39,000 in the first half of 2002, to a profit of $236,000 in the first half of 2003. The increase is a result of the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

General and administrative expenses increased by $124,000, to $218,000 in the six months ended June 30, 2003. The increase is due to the professional fees incurred by the Trust on behalf of the Brea project. The Trust has retained professional firms to assist it in the researching and monitoring of the California legislation on renewable energy, with the intent of the Brea project qualifying as a renewable energy generation facility and becoming eligible to receive additional revenue for the sale of renewable energy attributes. The management fee for the first six months of 2003 was comparable with the first six months of 2002.

Interest income decreased by $21,000 to $6,000 for the first half of 2003 due to lower average cash balances. Interest expense decreased to $51,000 from $62,000 in the first six months of the prior year due to the lower principal balance on the Olinda project financing.

The equity loss in the Stillwater Hydro Project for the first six months of 2002 was $18,000 compared to equity income of $44,000 for the first six months of 2003. The increase in equity income is primarily a result of the decrease in maintenance fees and declining interest expense resulting from Stillwater's reduced level of outstanding debt.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2002 was $265,000 as compared to cash provided by operating activities of $17,000 for the six months ended June 30, 2003. The increase in cash flow from operating activities is primarily due to the decrease in net loss for the current period.

Cash used in investing activities for the first half of 2003 was zero. The Trust spent $265,000 in 2002 for capital expenditures as a result of the expansion of the Olinda project.

Cash used in financing activities for the first six months of 2003 was $985,000 compared to $312,000 for the first six months of 2002. The increase in cash used from financing activities is due to the larger distributions made to shareholders in 2003, $851,000, compared to 2002, $189,000.

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

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the expansion on the Olinda Project and payment of certain accounting and legal services to third parties. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to $1,093,000 of long-term debt related to the Olinda expansion, which is guaranteed by the Trust. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


September 9, 2003                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2003

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer