Form 10-Q
period 2003-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2004-01-16
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended September 30, 2003

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

        Delaware                                      22-3105824
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

   1314 King Street, Wilmington, Delaware           19801
   ----------------------------------------------------------------------------
   (Address of principal executive offices)    (Zip Code)

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                               September 30, 2003

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
------------------------------ -------------------------------------------------


                                               September 30,   December 31,
                                                   2003            2002
                                               -------------   -----------
Assets:
Cash and cash equivalents ...................   $   733,222    $ 1,988,812
Trade receivables ...........................       699,000        440,199
Due from affiliates .........................        40,125         48,354
Assets held for sale ........................       255,712           --
Other current assets ........................        57,332         45,911
                                                -----------    -----------
       Total current assets .................     1,785,391      2,523,276

Investment in Stillwater Hydro Partners, L.P.       652,727        598,867

Plant and equipment .........................     3,709,725      5,917,134
Accumulated depreciation ....................    (1,151,038)    (1,245,519)
                                                -----------    -----------
                                                  2,558,687      4,671,615
                                                -----------    -----------

Electric power sales contract ...............     2,207,778      2,207,778
Accumulated amortization ....................    (1,971,235)    (1,734,687)
                                                -----------    -----------
                                                    236,543        473,091
                                                -----------    -----------

Other non-current assets ....................        25,000         25,000
                                                -----------    -----------

        Total assets ........................   $ 5,258,348    $ 8,291,849
                                                -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ........   $   293,504    $   275,067
Accounts payable and accrued expenses .......       110,427        250,439
Due to affiliates ...........................         1,810          1,810
                                                -----------    -----------
         Total current liabilities ..........       405,741        527,316

Long-term debt, less current portion ........       730,116        952,607

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (105.5 investor shares
 issued and outstanding) ....................     4,171,426      6,833,966
Managing shareholder's accumulated deficit
 (1 management share
   issued and outstanding) ..................       (48,935)       (22,040)
                                                -----------    -----------
         Total shareholders' equity .........     4,122,491      6,811,926
                                                -----------    -----------

         Total liabilities and
          shareholders' equity ..............   $ 5,258,348    $ 8,291,849
                                                -----------    -----------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations(unaudited)
--------------------------------------------------------------------------------

                            Nine Months Ended            Three Months Ended
                        --------------------------   ---------------------------
                       September 30,  September 30,  September 30, September 30,
                           2003           2002           2003          2002
                       -------------  -------------  ------------- -------------

 Power generation
  revenue ............  $ 2,504,080    $ 2,556,721    $ 1,071,609    $ 1,214,044
 Rental revenue ......        4,256         63,000           --           21,000
                        -----------    -----------    -----------   ------------
   Total revenue ....     2,508,336      2,619,721      1,071,609      1,235,044

Cost of sales ........    1,769,333      2,063,789        569,095        639,787
                        -----------    -----------    -----------   ------------

Gross profit .........      739,003        555,932        502,514        595,257

General and
 administrative
 expenses ............      289,036        205,457         71,271        135,614
Write down of
 investments in
 power generation
 projects ............    1,780,473          ---        1,780,473            ---
Management fee
 paid to managing
 shareholder .........       51,087         58,300         17,027         19,434
                         ----------    -----------    -----------   ------------
  Total other
   operating
   expenses ..........    2,120,596        263,757      1,868,771        155,048
                         -----------    -----------    -----------  ------------

Income (loss)
 from operations .....  (1,381,593)        292,175    (1,366,257)        440,209
                         ----------    -----------    -----------   ------------

Other income
 (expense):
  Interest income ....       8,082         33,448          1,615           6,054
  Interest expense ...     (74,105)       (90,744)       (23,226)       (28,830)
  Other expense ......     (18,903)       (63,722)        (8,522)        (1,480)
  Equity income
   (loss) from
   Stillwater Hydro
   Partners, L.P. ....      53,860        (31,354)         9,975        (13,492)
                         -----------    -----------    -----------  ------------
    Other income
     (expense), net ..     (31,066)      (152,372)       (20,158)       (37,748)
                         -----------    -----------    -----------  ------------


Net income (loss) ....   $(1,412,659)   $   139,803    $(1,386,415)   $  402,461
                         ------------   ------------   ------------   ----------










        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                         Managing
                        Shareholders    Shareholder       Total
                       --------------  -------------  -------------

Shareholders' equity,
 December 31, 2002 ..   $ 6,833,966    $   (22,040)   $ 6,811,926

Cash distributions ..    (1,264,008)       (12,768)    (1,276,776)

Net loss for the
 period .............    (1,398,532)       (14,127)    (1,412,659)
                         -----------    ------------   ------------

Shareholders' equity,
 September 30, 2003 ..   $ 4,171,426    $   (48,935)   $ 4,122,491
                        -------------   ------------   ------------












        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended
                                               ---------------------------
                                               September 30,  September 30,
                                                   2003           2002
                                               -------------  -------------

Cash flows from operating activities:
     Net income (loss) .....................   $(1,412,659)   $   139,803
                                               ------------   ------------

     Adjustments to reconcile net
      income (loss) to net cash flows
      from operating activities:
     Depreciation and amortization .........       513,291        446,222
     Writedown of investments in power
      generation projects ..................     1,780,473             ---
     Equity (income) loss from
      unconsolidated Stillwater Hydro
      Partners, L.P. .......................       (53,860)        31,354
     Changes in assets and liabilities:
       Increase in trade receivables........      (258,801)      (575,342)
       Increase in other current assets.....       (11,421)       (62,287)
       (Decrease) increase in accounts
        payable and accrued expenses .......      (140,012)        57,769
       Decrease (increase) in due to/
        from affiliates, net ...............         8,229        (24,729)
                                               ------------   ------------
         Total adjustments .................     1,837,899       (127,013)
                                               ------------   ------------
         Net cash provided by operating
          activities .......................       425,240         12,790
                                               ------------   ------------

Cash flows from investing activities:
     Capital expenditures ..................      (200,000)      (256,368)
                                               ------------   ------------
         Net cash used in investing
          activities .......................      (200,000)      (256,368)
                                               ------------   ------------

Cash flows from financing activities:
     Cash distributions to shareholders ....    (1,276,776)      (590,491)
     Payments to reduce long-term debt .....      (204,054)      (187,414)
                                               ------------   ------------
        Net cash used in financing
         activities ........................    (1,480,830)      (777,905)
                                               ------------   ------------

Net decrease in cash and cash equivalents ..    (1,255,590)    (1,021,483)
Cash and cash equivalents, beginning of year     1,988,812      2,848,041
                                               ------------   ------------
Cash and cash equivalents, end of period ...   $   733,222    $ 1,826,558
                                               ------------   ------------








        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, in addition to the transfer of the Olinda assets described in Note 4, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's ("the Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:


                              Nine Months Ended            Three Months Ended
                                September 30,                 September 30,
                             2003          2002           2003          2002
                             ----          ----           ----          ----
Revenue ..............   $ 1,058,000   $ 1,096,000    $   362,000   $   308,000
Operating expenses ...       892,000     1,192,000        331,000       349,000
Net income (loss) ....       166,000       (96,000)        31,000       (41,000)

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

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

4. Transfer of Assets

During the third quarter, the Olinda project had its engines removed from its facility for refurbishment and reconditioning. Upon completion of the overhaul, the engines will be transferred to Rhode Island, where they will be installed in the Ridgewood Rhode Island Generation facility, a new landfill gas development site. The new site is being developed by the Ridgewood Power B Fund/Providence Expansion, an affiliate of the Trust. The Trust will share in the cash flows of the new site and will receive consideration of $1,000,000 for the engines, which represents the estimated fair value of the relatively new and reconditioned engines.

As a result of the relocation and installation of the Olinda project's engines in Rhode Island, the Trust recorded a write down of approximately $1,736,000, representing the remaining value of the project.


5. Assets held for Sale

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue for the second consecutive year. As a result of the unfavorable market conditions, the forecasted revenues for the mobile power modules are not expected to be enough to recover the units' book value. The Trust recorded a writedown of $44,143 and $209,251 to reflect the units fair market value, in 2003 and 2002, respectively.

6. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                   Due To                Due From
                         -------------------------------------------------------
                         September 30,  December 31,  September 30, December 31,
                             2003           2002          2003          2002
                         ---------------------------  --------------------------
 Ridgewood Power
  Management LLC .......      $  --         $  --        $40,125      $48,354
 Other affiliates ......      1,810         1,810             --           --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Mobile Power modules and the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda") (a 2.5 megawatt expansion of the Brea project, whose engines were transferred to Rhode Island in the third quarter). The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which the Trust owns a 32.5% interest.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Total revenue decreased $163,000, or 13.2%, to $1,072,000 in the third quarter of 2003 from $1,235,000 in the third quarter of 2002. The decrease is primarily due to the absence of power generation revenue from the Olinda expansion, which commenced operations in the second quarter of 2002. The Olinda project provided $111,000 of revenues in the third quarter of 2002 before it experienced engine failure and ceased operations. Power generation revenue from the Brea project decreased by $23,000 in the third quarter of 2003.

Cost of sales decreased $71,000 to $569,000 in the third quarter of 2003 as compared to $640,000 in the third quarter of 2002. The decrease can be attributed to the Olinda project's idle status.

Gross profit decreased $92,000 to $503,000 in the third quarter of 2003 as compared to $595,000 in the third quarter of 2002. The decrease is a result of the decrease in production in the current quarter.

General and administrative expenses decreased by $65,000, to $71,000 in the third quarter of 2003 as compared to $136,000 in 2002, as a result of the higher professional fees incurred in 2002.

During the third quarter of 2003,  the Trust recorded a write down of $1,780,000
resulting   primarily  from  the  Olinda   project   removing  its  engines  and
contributing them to the Ridgewood Providence expansion.

The management fee for the third quarter of 2003 was comparable with the third quarter of 2002.

Interest income and interest expense were comparable to the third quarter of 2002.

The equity loss in the Stillwater Hydro Project for the third quarter of 2002 was $13,000 compared to equity income of $10,000 for the third quarter of 2003. The increase in equity income is primarily due to the decrease in maintenance fees and declining interest expense resulting from Stillwater's reduced level of outstanding debt.


Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Power generation revenue decreased $53,000 to $2,504,000 for the first nine months of 2003 from $2,557,000 for the first nine months of 2002. Power generation revenue from the Brea project increased by $246,000, while the Olinda project revenues decreased by $299,000 in the first half of 2003. The increase in revenue from the Brea project is mainly attributable to the project's consistent operation in the current year, as compared to engine down time experienced in the first quarter of 2002 as a result of mechanical problems. In addition to its improved operations, the Brea project also received a higher energy rate on its March production, which provided approximately $70,000 of additional revenues. Rental revenue from the Trust's mobile power modules decreased by $59,000 to $4,000 in the first nine months of 2003. The decrease in rental revenue is due the increase in competition and production of newer efficient models.

Cost of sales decreased $295,000 to $1,769,000 for the first nine months of 2003, from $2,064,000 for the first nine months of 2002. The decrease is due to the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

Gross profit increased $183,000, to $739,000 for the first nine months of 2003. The increase is a result of the Brea project experiencing greater repair and maintenance costs as a result of the overhaul of one of its engines in 2002.

General and administrative expenses increased by $84,000, to $289,000 for the first nine months of 2003. The increase is due to the professional fees incurred by the Trust on behalf of the Brea project. The Trust has retained professional firms to assist it in the researching and monitoring of the California legislation on renewable energy, with the intent of the Brea project qualifying as a renewable energy generation facility and becoming eligible to receive additional revenue for the sale of renewable energy attributes. A qualified renewable electric generation facility produces renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers. The RPS regulations are intended to spur use and development of new, environmentally friendly, renewable generation facilities.

During the third quarter of 2003,  the Trust recorded a write down of $1,780,000
resulting   primarily  from  the  Olinda   project   removing  its  engines  and
contributing them to the Ridgewood Providence expansion.

Interest income decreased by $25,000 to $8,000 for the first nine months of 2003 due to lower average cash balances. Interest expense decreased to $74,000 from $91,000 in the first nine months of the prior year due to the lower principal balance on the Olinda project financing.

The equity loss in the Stillwater Hydro Project for the first nine months of 2002 was $31,000 compared to equity income of $54,000 for the first nine months of 2003. The increase in equity income is primarily a result of the decrease in maintenance fees and declining interest expense resulting from Stillwater's reduced level of outstanding debt.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was $425,000, compared to $13,000 for the nine months ended September 30, 2002. The increase in cash flow from operating activities is primarily due to the increase in net income before the write down of investments in the current period.

Cash used in investing activities for the first nine months of 2003 was $200,000 representing the final payment for the construction of the Olinda project. The Trust spent $256,000 in 2002 for capital expenditures as a result of the expansion of the Olinda project.

Cash used in financing activities for the first nine months of 2003 was $1,481,000 compared to $778,000 for the first nine months of 2002. The increase in cash used from financing activities is due to the larger distributions made to shareholders in 2003, $1,277,000, compared to 2002, $590,000.

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

The Trust has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the expansion on the Olinda Project and payment of certain accounting and legal services to third parties. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to $1,024,000 of long-term debt related to the Olinda expansion, which is guaranteed by the Trust. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months.

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

                        RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


January 16, 2004                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

Date: January 16, 2004

/s/   Robert E. Swanson
----------------------------------
Robert E. Swanson
Chief Executive Officer

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

Date: January 16, 2004

/s/   Christopher I. Naunton
----------------------------------------
Christopher I. Naunton
Chief Financial Officer