Form 10-Q
period 2004-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2004-10-15
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31,2004

                         Commission file Number 0-24240


                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)


            Delaware                            22-3105824
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

   1314 King Street, Wilmington, Delaware                        19801
   ---------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                 March 31, 2004

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------


                                                      March 31,     December 31,
                                                        2004           2003
                                                    -----------    ------------
Assets:
Cash and cash equivalents .......................   $   493,503    $   835,739
Trade receivables ...............................       422,690        447,156
Due from affiliates .............................          --           45,354
Assets held for sale ............................       205,349        243,349
Other current assets ............................        52,668         36,863
                                                    -----------    -----------
       Total current assets .....................     1,174,210      1,608,461

Investment in Stillwater Hydro Partners, L.P. ...       602,395        635,576

Equipment held by Ridgewood Rhode
 Island Generation LLC ..........................     1,000,000      1,000,000

Plant and equipment .............................     2,710,725      2,710,725
Accumulated depreciation ........................    (2,343,568)    (1,197,303)
                                                    -----------    -----------
                                                        367,157      1,513,422
                                                    -----------    -----------

Electric power sales contract ...................     2,207,778      2,207,778
Accumulated amortization ........................    (2,128,934)    (2,050,084)
                                                    -----------    -----------
                                                         78,844        157,694
                                                    -----------    -----------

Other non-current assets ........................          --           22,570
                                                    -----------    -----------

        Total assets ............................   $ 3,222,606    $ 4,937,723
                                                    -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ...........   $   146,241    $   288,369
Current maturities of long-term debt ............       306,478        299,921
Due to affiliates ...............................           679          1,810
                                                    -----------    -----------
       Total current liabilities ................       453,398        590,100

Long-term debt, less current portion ............       573,361        652,686

Commitments and contingencies ...................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor shares
 issued and outstanding)
                                                      2,548,875      3,748,147
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ....      (353,028)       (53,210)
                                                    -----------    -----------
       Total shareholders' equity ...............     2,195,847      3,694,937
                                                    -----------    -----------

       Total liabilities and shareholders' equity   $ 3,222,606    $ 4,937,723
                                                    -----------    -----------


          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
----------------------------------------------------------------------------

                                      For the Three Months Ended
                                      --------------------------
                                        March 31,      March 31,
                                          2004           2003
                                      -----------    -----------

Power generation revenue ..........   $   647,406    $   730,463

Cost of sales, including
 depreciation and
 amortization of $125,115
 and $171,285 in
   2004 and 2003 ..................       461,156        531,669
                                      -----------    -----------

Gross profit ......................       186,250        198,794
                                      -----------    -----------

General and
 administrative
 expenses .........................        58,438         65,591
Write down of investments
 in power generation
   projects .......................     1,138,000           --
Management fee paid to
 managing shareholder .............         9,237         17,031
                                      -----------    -----------
     Total other operating expenses     1,205,675         82,622
                                      -----------    -----------

(Loss) income from operations .....    (1,019,425)       116,172
                                      -----------    -----------

Other (expense) income:
   Interest income ................           814          4,076
   Interest expense ...............       (19,951)       (26,167)
   Other expense ..................        (5,347)        (5,102)
   Equity (loss) income from
    Stillwater Hydro
      Partners, L.P. ..............       (33,181)        11,436
                                      -----------    -----------
     Other (expense) income, net ..       (57,665)       (15,757)
                                      -----------    -----------

Net (loss) income .................   $(1,077,090)   $   100,415
                                      -----------    -----------













         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                                   Managing
                                  Shareholders    Shareholder       Total
                                  -----------    ------------   ------------
Shareholders' equity (deficit),
 December 31, 2003 ............   $ 3,748,147    $   (53,210)   $ 3,694,937

Cash distributions ............      (337,600)       (84,400)      (422,000)

Net loss for the period .......      (861,672)      (215,418)    (1,077,090)
                                  -----------    -----------    -----------

Shareholders' equity (deficit),
 March 31, 2004 ...............   $ 2,548,875    $  (353,028)   $ 2,195,847
                                  -----------    -----------    -----------


























         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows(unaudited)
-----------------------------------------------------------------------------

                                                          Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2004            2003
                                                     -----------    -----------

Cash flows from operating activities:
     Net (loss) income ...........................   $(1,077,090)   $   100,415
                                                     -----------    -----------

     Adjustments to reconcile net (loss)
      income to net cash flows from operating
      activities:
     Depreciation and amortization ...............       125,115        171,285
     Writedown of investments in power
      generation project .........................     1,138,000           --
     Equity in loss (earnings) from
      unconsolidated Stillwater
         Hydro Partners, L.P. ....................        33,181        (11,436)
     Changes in assets and liabilities:
       Decrease (increase) in trade receivables ..        24,466        (70,550)
       (Increase) decrease in other current assets       (15,805)         9,103
       Decrease in other non-current assets ......        22,570           --
       (Decrease) in accounts payable and
         accrued expenses ........................      (142,129)      (134,610)
       Increase in due to/from affiliates, net ...        44,224          1,018
                                                     -----------    -----------
         Total adjustments .......................     1,229,622        (35,190)
                                                     -----------    -----------
         Net cash provided by operating activities       152,532         65,225
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ..........      (422,000)      (425,252)
     Payments to reduce long-term debt ...........       (72,768)       (66,553)
                                                     -----------    -----------
         Net cash used in financing activities ...      (494,768)      (491,805)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (342,236)      (426,580)
Cash and cash equivalents, beginning of year .....       835,739      1,988,812
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   493,503    $ 1,562,232
                                                     -----------    -----------










         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. This had no effect on income.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda), and the mobile power modules. The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, in which the Trust owns a 32.5% interest.


2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                    Three Months Ended March 31,
                        2004         2003
                      --------    ---------
Revenue ..........   $ 235,000    $ 336,000
Operating expenses     337,000      301,000
Net income (loss)     (102,000)      35,000


3.   New Accounting Standards and Disclosures

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

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004, with no material impact on the consolidated financial statements.

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


4. Writedown of Power Generation Projects

As stated in the Trust's consolidated financial statements included in the 2003 Annual Report on Form 10-K, on March 23, 2000, Southern California Edison provided written notice to the Brea Project notifying that it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project will be eligible to sell its electric output in the competitive electric power market.

In addition to procuring a long-term power contract, the Brea Project is faced with the possible termination of its operations as of January 2005 as a result of its inability to comply with certain environmental regulations. The Brea Project operates within the jurisdiction of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County in Southern California. South Coast promulgated Rule 1110-2 (the "Rule") regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project. According to the Rule, existing, or to be installed, electric generating engines must be in compliance with the new emissions levels by January 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. The electric generating engines used by the Brea Project cannot, in their current configuration, comply with the Rule. The Brea Project requested from South Coast an extension of the Rule's application, but South Coast has rejected the project's request. As a result, the Brea Project essentially has three options with respect to the Rule: (i) cease operations as of January 2005, (ii) upgrade and/or repair the existing engines, if possible, to comply with the Rule's emissions levels, or (iii) repower the Brea Project with new engines capable of complying with the emissions levels. The Trust is seeking a workable alternative to ceasing its operations at the Brea Project and, as a result, has been investigating whether the existing engines can be upgraded or repaired to comply with the Rule's air emissions levels. As of March 31, 2004, the Trust has not been able to find any such solution that is or can be demonstrated to be both successful and economically feasible. At March 31, 2004, the Trust recorded a writedown of $1,100,000 to adjust the Brea Project to its fair market value based upon the assumption the project would cease operations on January 1, 2005. The Trust believes that the anticipated cash flows and salvage value of the project are sufficient to support the adjusted carrying value of the project. The Trust will continue to research possible solutions.

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of the power modules is reflected as Assets held for sale on the accompanying Consolidated Balance Sheet. In the second quarter of 2004, the Trust sold its mobile power modules for $205,349. As a result of the pending loss on the sale, the Trust recorded a writedown of $38,000.

5. Shareholder Distributions

Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), was obtained with the last distribution payment of 2003. Distributions up to and including 2003 were allocated 99% to the Investors and 1% to the Managing Shareholder. Effective with the first 2004 distribution payment and going forward, distributions will be allocated 80% to the Investors and 20% to the Managing Shareholder.

6. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:

                                              Due To              Due From
                                     ---------------------- -------------------
                                    March 31, December 31, March 31,December 31,
                                      2004       2003        2004       2003
                                    --------   --------    -------    --------

  Ridgewood Power Management LLC    $  ---     $  ---       $  ---    $ 45,354
  Other affiliates                     679      1,810          ---        ---
                                    --------   -------     --------   -------
          Total                     $  679     $1,810       $  ---    $ 45,354
                                    ========   ========    ========   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda"), and the mobile power modules. The Trust uses the equity method of accounting for its investment in the Stillwater Hydro Project, which the Trust owns less than 50%.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Total revenue decreased $83,000, or 12.8%, to $647,000 in the first quarter of 2004 from $730,000 in the first quarter of 2003. The decrease is due to the Brea Project receiving a higher energy rate on its March 2003 production, which provided approximately $70,000 of additional revenues.

Cost of sales decreased $71,000 to $461,000 in the first quarter of 2004 as compared to $532,000 in the first quarter of 2003. The decrease is primarily attributable to the Olinda project's 2003 operating expenses.

Gross profit decreased $13,000 from $199,000 in the first quarter of 2003, to $186,000 in the first quarter of 2004. The decrease is a result of the lower revenues partially offset by the lower operating expenses recorded in the current year as compared to 2003.

General and administrative expenses of $58,000 for the first quarter of 2004 were consistent with the first quarter of 2003. The management fee for the first quarter of 2004 was $9,000 compared to $17,000 for the first quarter of 2003. The decrease is the result of the Trust's lower net asset balance.

In the first quarter of 2004 the Trust recorded a writedown in its investment in power generation projects of $1,138,000, of which, $1,100,000 is the write down of the Brea Project and the remaining $38,000 is related to the mobile power modules.

Interest income decreased by $3,000 to $1,000 for the first three months of 2004 due to lower average cash balances. Interest expense decreased $6,000 from $26,000 for the first quarter of 2003, to $20,000 for the first quarter of 2004. The decrease is due to the lower balance of outstanding principal.

The equity loss in the Stillwater Hydro Project for the first quarter of 2004 was $33,000 compared to equity income of $11,000 for the first quarter of 2003. The decrease in equity income is primarily due to the lower revenues generated in the current period.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $153,000 compared to $65,000 for the three months ended March 31, 2003. The increase in cash flow from operating activities is primarily due to the decrease in accounts receivable.

Cash used in financing activities for the first three months of 2004 was comparable to the first three months of 2003.

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

The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months. The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the equipment at the Ridgewood Rhode Island generation facility and payment of certain accounting and legal services to third parties. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust's significant long-term obligation is limited to $880,000 of long-term debt related to the equipment at the Ridgewood Rhode Island generation facility, which is guaranteed by the Trust. In return the Trust is entitled to receive 15% of the available cash flows of the Ridgewood Rhode Island generation facility. As of March 31, 2004 the Ridgewood Rhode Island facility had commenced operations but had not generated a cash flow.

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

                           RIDGEWOOD ELECTRIC POWER TRUST I
                                    Registrant


October 14, 2004                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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



Date: October 14, 2004

/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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


Date: October 14, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer