Form 10-Q
period 2004-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2004-10-15
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

             Delaware                                  22-3105824
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

   1314 King Street, Wilmington, Delaware                            19801
   --------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                                  June 30, 2004

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
------------------------------------------------------------------------------


                                                     June 30,      December 31,
                                                      2004            2003
                                                   -----------    ------------
Assets:
Cash and cash equivalents ......................   $   351,865    $   835,739
Trade receivables ..............................       561,840        447,156
Due from affiliates ............................         3,473         45,354
Assets held for sale ...........................          --          243,349
Other current assets ...........................        25,038         36,863
                                                   -----------    -----------
       Total current assets ....................       942,216      1,608,461

Investment in Stillwater Hydro Partners, L.P. ..       633,363        635,576

Equipment held by Ridgewood
 Rhode Island Generation LLC ...................     1,000,000      1,000,000

Plant and equipment ............................     2,710,725      2,710,725
Accumulated depreciation .......................    (2,389,833)    (1,197,303)
                                                   -----------    -----------
                                                       320,892      1,513,422
                                                   -----------    -----------

Electric power sales contract ..................     2,207,778      2,207,778
Accumulated amortization .......................    (2,207,778)    (2,050,084)
                                                   -----------    -----------
                                                          --          157,694
                                                   -----------    -----------

Other non-current assets .......................          --           22,570
                                                   -----------    -----------

        Total assets ...........................   $ 2,896,471    $ 4,937,723
                                                   -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ..........   $   142,773    $   288,369
Current maturities of long-term debt ...........       313,178        299,921
Due to affiliates ..............................        10,596          1,810
                                                   -----------    -----------
       Total current liabilities ...............       466,547        590,100

Long-term debt, less current portion ...........       492,085        652,686

Commitments and contingencies ..................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor shares
 issued and outstanding) .......................     2,342,469      3,748,147
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ....      (404,630)       (53,210)
                                                   -----------    -----------
      Total shareholders' equity ...............     1,937,839      3,694,937
                                                   -----------    -----------

      Total liabilities and shareholders' equity   $ 2,896,471    $ 4,937,723
                                                   -----------    -----------


      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
------------------------------------------------------------------------------

                             Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                        June 30,        June 30,       June 30,       June 30,
                          2004            2003          2004            2003
                       -----------    -----------    -----------    -----------

Power generation
 revenue ...........   $ 1,425,929    $ 1,432,471    $   778,523    $   702,008
Rental revenue .....          --            4,256           --            4,256
                       -----------    -----------    -----------    -----------
    Total revenue ..     1,425,929      1,436,727        778,523        706,264

Cost of sales ......       911,324      1,200,238        450,168        668,569
                       -----------    -----------    -----------    -----------

Gross profit .......       514,605        236,489        328,355         37,695
                       -----------    -----------    -----------    -----------

General and
 administrative
 expenses ..........       214,357        217,765        155,919        152,174
Write down of
 investments
 in power
 generation
 projects ..........     1,138,000           --             --             --
Management fee paid
 to managing
 shareholder .......        18,475         34,060          9,238         17,029
                       -----------    -----------    -----------    -----------
   Total other
    operating
     expenses ......     1,370,832        251,825        165,157        169,203
                       -----------    -----------    -----------    -----------

(Loss) income
 from operations ...      (856,227)       (15,336)       163,198       (131,508)
                       -----------    -----------    -----------    -----------

Other (expense) income
  Interest income ..         1,371          6,467            557          2,391
  Interest expense .       (38,095)       (50,879)       (18,144)       (24,712)
  Other expense ....       (17,934)       (10,381)       (12,587)        (5,279)
  Equity(loss)
   income from
   Stillwater
   Hydro
   Partners, L.P. ..        (2,213)        43,885         30,968         32,449
                       -----------    -----------    -----------    -----------
   Other (expense)
    income, net ....       (56,871)       (10,908)           794          4,849
                       -----------    -----------    -----------    -----------


Net (loss) income ..   $  (913,098)   $   (26,244)   $   163,992    $  (126,659)
                       -----------    -----------    -----------    -----------











   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                                   Managing
                                 Shareholders    Shareholder       Total
                                  -----------     ----------    -----------
Shareholders' equity (deficit),
  December 31, 2003 ...........   $ 3,748,147     $  (53,210)   $ 3,694,937

Cash distributions ............      (675,200)      (168,800)      (844,000)

Net loss for the period .......      (730,478)      (182,620)      (913,098)
                                  -----------    -----------    -----------

Shareholders' equity (deficit),
 June 30, 2004 ................   $ 2,342,469    $  (404,630)   $ 1,937,839
                                  -----------    -----------    -----------




























    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------------

                                                          Six Months Ended
                                                    ---------------------------
                                                      June 30,        June 30,
                                                        2004           2003
                                                     ----------    ------------

Cash flows from operating activities:
     Net loss ....................................    $(913,098)    $   (26,244)
                                                     -----------    -----------

     Adjustments to reconcile net loss
      to net cash flows from operating
      activities:
     Depreciation and amortization ...............       250,224        342,570
     Writedown of investments in power
      generation project .........................     1,138,000           --
     Equity loss (income) from
      unconsolidated Stillwater Hydro
      Partners, L.P. .............................         2,213        (43,885)
     Changes in assets and liabilities:
       (Increase) in trade receivables ...........      (114,684)      (118,801)
       Decrease (increase) in other current assets        11,825        (13,980)
       Decrease in other non-current assets ......        22,570           --
       (Decrease) in accounts payable
         and accrued expenses ....................      (145,597)      (154,914)
       Increase in due to/from affiliates, net ...        50,668         32,352
                                                     -----------    -----------
         Total adjustments                             1,215,219         43,342
                                                     -----------    -----------
         Net cash provided by operating activities       302,121       17,098
                                                     -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of equipment .............       205,349           --
                                                     -----------    -----------
         Net cash used in investing activities ...       205,349           --
                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions to shareholders ..........      (844,000)      (850,504)
     Payments to reduce long-term debt ...........      (147,344)      (134,560)
                                                     -----------    -----------
         Net cash used in financing activities ...      (991,344)      (985,064)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (483,874)      (967,966)
Cash and cash equivalents, beginning of year .....       835,739      1,988,812
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   351,865    $ 1,020,846
                                                     -----------    -----------









   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements(unaudited)
------------------------------------------------------------------------------
1.  General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust I's ("the Trust") consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. This had no effect on income.

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                       Six Months Ended          Three Months Ended
                           June 30,                  June 30,
                       2004          2003        2004        2003
                     ---------    ---------   ---------   ----------
Revenue ..........   $ 615,000    $ 696,000   $ 380,000   $ 360,000
Operating expenses     622,000      561,000     285,000     260,000
Net income (loss)       (7,000)     135,000      95,000     100,000


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

4. Writedown of Power Generation Projects

As stated in the Trust's consolidated financial statements included in the 2003 Annual Report on Form 10-K, on March 23, 2000, Southern California Edison provided written notice to the Brea Project that it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project will be eligible to sell its electric output in the competitive electric power market.

In addition to procuring a long-term power contract, the Brea Project is faced with the possible termination of its operations as of January 2005 as a result of its inability to comply with certain environmental regulations. The Brea Project operates within the jurisdiction of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County in Southern California. South Coast promulgated Rule 1110-2 (the "Rule") regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project. According to the Rule, existing, or to be installed, electric generating engines must be in compliance with the new emissions levels by January 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. The electric generating engines used by the Brea Project cannot, in their current configuration, comply with the Rule. The Brea Project requested from South Coast an extension of the Rule's application, but South Coast has rejected the project's request. As a result, the Brea Project essentially has three options with respect to the Rule: (i) cease operations as of January 2005, (ii) upgrade and/or repair the existing engines, if possible, to comply with the Rule's emissions levels, or (iii) repower the Brea Project with new engines capable of complying with the emissions levels. The Trust is seeking a workable alternative to ceasing its operations at the Brea Project and, as a result, has been investigating whether the existing engines can be upgraded or repaired to comply with the Rule's air emissions levels. As of June 30, 2004, the Trust has not been able to find any such solution that is or can be demonstrated to be both successful and economically feasible. Accordingly, the Trust recorded a writedown of $1,100,000 in the first quarter of 2004, to adjust the Brea Project to its fair market value based upon the assumption the project would cease operations on January 1, 2005. The Trust believes that the anticipated cash flows and salvage value of the project are sufficient to support the adjusted carrying value of the project. The Trust will continue to research possible solutions.

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of the power modules is reflected as Assets held for sale on the accompanying Consolidated Balance Sheet. In the second quarter of 2004, the Trust sold its mobile power modules for $205,349. As a result of the pending loss on the sale, the Trust recorded a writedown of $38,000 in the first quarter of 2004.

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

6. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At June 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:

                                     Due From              Due To
                               --------------------- ---------------------
                               June 30, December 31, June 30, December 31,
                                  2004      2003      2004       2003
                                 -------  --------   -------   -------
Ridgewood Power Management LLC   $  --     $45,354   $10,596   $  --
Other affiliates .............     3,473      --        --       1,810
                                 -------   -------   -------   -------
    Total ....................   $ 3,473   $45,354   $10,596   $ 1,810
                                 =======   =======   =======   =======

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

Results of Operations

Three Months  Ended June 30,  2004,  Compared to the Three Months Ended June 30,
2003

Total revenue increased $73,000, or 10%, to $779,000 in the second quarter of 2004 from $706,000 in the second quarter of 2003. The increase in revenue is primarily due to the increase in power generation from the Brea project as a result of the facility experiencing less idle time during its annual maintenance in 2004.

Cost of sales decreased $219,000 to $450,000 in the second quarter of 2004 as compared to $669,000 in the second quarter of 2003. The decrease can be attributed to the decrease in maintenance expenses incurred by the Brea project in the current year, in addition to the higher operating expenses incurred by the Olinda project in 2003.

Gross profit increased $290,000 to $328,000 in the second quarter of 2004 as compared to $38,000 in the second quarter of 2003. The increase is a result of the Brea project experiencing lower repair and maintenance costs and the Olinda project having no operating expenses in 2004.

General and administrative expenses of $156,000 for the second quarter of 2004 were consistent with the first quarter of 2003. The management fee for the second quarter of 2004 was $9,000 compared to $17,000 for the second quarter of 2003. The decrease is the result of the Trust's lower net asset balance.

Interest expense decreased $7,000 from $25,000 for the second quarter of 2003, to $18,000 for the second quarter of 2004. The decrease is due the lower balance of outstanding principal.

The equity income from the Stillwater Hydro Project for the three months ended June 2004 was comparable to the prior year related period.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

Total revenue of $1,426,000 for the first six months of 2004 was comparable to the same period in 2003.

Cost of sales decreased $289,000 to $911,000 in the first half of 2004 as compared to $1,200,000 in the first half of 2003. The decrease can be attributed to the decrease in maintenance expenses incurred by the Brea project in the current year, in addition to the operating expenses incurred by the Olinda project in 2003.

Gross profit increased $278,000 to $515,000 for the six months ended June 30, 2004 as compared to$237,000 for the six months ended June 30, 2003. The increase is a result of the Brea project experiencing lower repair and maintenance costs and the Olinda project having no operating expenses in 2004.

General and administrative expenses of $214,000 for the first six months of 2004 were consistent with the first six months of 2003. The management fee for the first half of 2004 was $18,000 compared to $34,000 for the first half of 2003. The decrease is the result of the Trust's lower net asset balance.

In the first half of 2004 the Trust recorded a writedown in its investment in power generation projects of $1,138,000, of which, $1,100,000 is the write down of the Brea project and the remaining $38,000 is related to the mobile power modules.

Interest income decreased by $5,000 to $1,000 for the first half of 2004 due to lower average cash balances. Interest expense decreased to $38,000 from $51,000 in the first six months of the prior year due to the lower principal balance on the Olinda project financing.

The equity loss in the Stillwater Hydro Project for the first half of 2004 was $7,000 compared to equity income of $135,000 for the first half of 2003. The decrease in equity income is primarily due to the lower revenues generated in the current year.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 was $302,000 compared to $17,000 for the six months ended June 30, 2003. The increase in cash flow from operating activities is primarily due to the increase in gross profit from the Brea project.

The Trust received $205,000 in 2004 from the sale of its mobile power modules. Cash used in investing activities for the first half of 2003 was zero.

Cash used in financing activities for the first six months of 2004 was comparable to the first six months of 2003.

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

The Trust's significant long-term obligation is limited to $805,000 of long-term debt related to the Ridgewood Rhode Island generation facility, which is guaranteed by the Trust. In return the Trust is entitled to receive 15% of the available cash flows of the Ridgewood Rhode Island generation facility. The Ridgewood Rhode Island facility commenced operations in the first quarter of 2004 but has experienced operational problems during the second quarter of 2004. Management at the Ridgewood Rhode Island generation facility is currently addressing the operational issues and hopes to have the facility functioning properly during the third quarter. The Trust anticipates that the Ridgewood Rhode Island facility will resume operations and provide the expected cash flow distributions to support the working capital requirements of the Trust for the next twelve months.

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



Date: October 14, 2004

/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

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