Form 10-Q
period 2004-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2004-12-10
CIK 924386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)

    Delaware                                                     22-3105824
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   1314 King Street, Wilmington, Delaware                19801
   ------------------------------------------------------------
   (Address of principal executive offic             (Zip Code)

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













                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                               September 30, 2004

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------


                                                     September 30,  December 31,
                                                         2004           2003
                                                     -----------    -----------
Assets:
Cash and cash equivalents ........................   $   358,741    $   835,739
Trade receivables ................................       691,000        447,156
Due from affiliates ..............................         4,729         45,354
Assets held for sale .............................          --          243,349
Other current assets .............................        49,095         36,863
                                                     -----------    -----------
       Total current assets ......................     1,103,565      1,608,461

Investment in Stillwater Hydro Partners, L.P. ....       635,576        635,576

Equipment held by Ridgewood Rhode
 Island Generation LLC ...........................     1,000,000      1,000,000

Plant and equipment ..............................     2,710,725      2,710,725
Accumulated depreciation .........................    (2,436,098)    (1,197,303)
                                                     -----------    -----------
                                                         274,627      1,513,422
                                                     -----------    -----------

Electric power sales contract ....................     2,207,778      2,207,778
Accumulated amortization .........................    (2,207,778)    (2,050,084)
                                                     -----------    -----------
                                                            --          157,694
                                                     -----------    -----------

Other non-current assets .........................          --           22,570
                                                     -----------    -----------


        Total assets .............................   $ 3,013,768    $ 4,937,723
                                                     -----------    -----------

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses ............   $   164,711    $   288,369
Current maturities of long-term debt .............       320,025        299,921
Due to affiliates ................................         1,957          1,810
                                                     -----------    -----------
         Total current liabilities ...............       486,693        590,100

Long-term debt, less current portion .............       409,129        652,686

Commitments and contingencies ....................          --             --

Shareholders' Equity:
Shareholders' equity (105.5 investor shares
 issued and outstanding) .........................     2,486,554      3,748,147
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .....      (368,608)       (53,210)
                                                     -----------    -----------
      Total shareholders' equity .................     2,117,946      3,694,937
                                                     -----------    -----------

      Total liabilities and shareholders' equity .   $ 3,013,768    $ 4,937,723
                                                     -----------    -----------


          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                            Nine Months Ended            Three Months Ended
                      ---------------------------    --------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2004            2003          2004            2003
                       -----------    -----------    -----------    -----------

 Power generation
  revenue ..........   $ 2,555,457    $ 2,504,080    $ 1,129,528    $ 1,071,609
 Rental revenue ....          --            4,256           --             --
                       -----------    -----------    -----------    -----------
    Total revenue ..     2,555,457      2,508,336      1,129,528      1,071,609

Cost of sales ......     1,307,144      1,769,333        396,169        569,095
                       -----------    -----------    -----------    -----------

Gross profit .......     1,248,313        739,003        733,359        502,514

General and
 administrative
 expenses ..........       313,859        289,036         99,502         71,271
Write down of
 investments in
 power generation
 projects ..........     1,138,000      1,780,473           --        1,780,473
Management fee -
 managing
 shareholder .......        27,713         51,087          9,238         17,027
                       -----------    -----------    -----------    -----------
  Total other
   operating
   expenses ........     1,479,572      2,120,596        108,740      1,868,771
                       -----------    -----------    -----------    -----------

(Loss) income
 from operations ...      (231,259)    (1,381,593)       624,619     (1,366,257)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         1,513          8,082            142          1,615
  Interest expense .       (54,705)       (74,105)       (16,610)       (23,226)
  Other expense ....       (26,540)       (18,903)        (8,257)        (8,522)
  Equity income
  from Stillwater
   Hydro Partners,
   L.P .............          --           53,860          2,213          9,975
                       -----------    -----------     -----------   -----------
     Other income
      (expense),net .      (79,732)       (31,066)       (22,512)       (20,158)
                       -----------    -----------     -----------   -----------


Net (loss) income ..   $  (310,991)   $(1,412,659)   $   602,107    $(1,386,415)
                       -----------    -----------    -----------    -----------









     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------


                                                   Managing
                                  Shareholders    Shareholder        Total
                                 -------------   -------------  -------------
Shareholders' equity (deficit),
  December 31, 2003 ...........   $ 3,748,147    $   (53,210)    $ 3,694,937

Cash distributions ............    (1,012,800)      (253,200)     (1,266,000)

Net loss for the period .......      (248,793)       (62,198)       (310,991)
                                 -------------   --------------  -------------

Shareholders' equity (deficit),
 September 30, 2004 ...........   $ 2,486,554    $  (368,608)    $ 2,117,946
                                 -------------   --------------  -------------



















        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                -----------------------------
                                                 September 30,    September 30,
                                                     2004            2003
                                                 -------------  -------------

Cash flows from operating activities:
     Net loss ................................   $  (310,991)   $(1,412,659)
                                                 -------------  ------------

     Adjustments to reconcile net loss to
        net cash flows from operating
        activities:
     Depreciation and amortization ...........       296,460        513,291
     Writedown of investments in power
        generation projects ..................     1,138,000      1,780,473
     Equity (income) loss from unconsolidated
        Stillwater Hydro Partners, L.P. ......          --          (53,860)
     Changes in assets and liabilities:
       Increase in trade receivables .........      (243,844)      (258,801)
       Increase in other current assets ......       (12,203)       (11,421)
       Decrease in other non-current assets ..        22,570           --
       Decrease in accounts payable and
         accrued expenses ....................      (123,659)      (140,012)
       Decrease in due to/from affiliates, net        40,773          8,229
                                                 -------------  -------------
         Total adjustments ...................     1,118,097      1,837,899
                                                 -------------  -------------
       Net cash provided by operating
         activities ..........................       807,106        425,240
                                                 -------------  -------------

Cash flows from investing activities:
     Proceeds from sale of equipment .........       205,349           --
     Capital expenditures ....................          --         (200,000)
                                                 -------------  ------------
         Net cash provided by (used in)
         investing activities ................       205,349       (200,000)
                                                 -------------  -------------

Cash flows from financing activities:
     Cash distributions to shareholders ......    (1,266,000)    (1,276,776)
     Payments to reduce long-term debt .......      (223,453)      (204,054)
                                                 -------------  -------------
         Net cash used in financing
          activities .........................    (1,489,453)    (1,480,830)
                                                 -------------  -------------

Net decrease in cash and cash equivalents ....      (476,998)    (1,255,590)
Cash and cash equivalents, beginning
  of year ....................................       835,739      1,988,812
                                                 -------------  -------------

Cash and cash equivalents, end of period .....   $   358,741    $   733,222
                                                 -------------  -------------








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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Stillwater Hydro Partners, L.P., which are accounted for under the equity method, were as follows:

                         Nine Months Ended         Three Months Ended
                     ------------------------  -------------------------
                            September 30,             September 30,
                         2004         2003         2004          2003
                         ----         ----         ----          ----
Revenue ..........   $1,008,000   $1,058,000   $  393,000   $  362,000
Operating expenses      856,000      892,000      234,000      331,000
Net income .......      152,000      166,000      159,000       31,000


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

In addition to procuring a long-term power contract, the Brea Project is faced with the possible termination of its operations as of January 2005 as a result of its inability to comply with certain environmental regulations. The Brea Project operates within the jurisdiction of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County in Southern California. South Coast promulgated Rule 1110-2 (the "Rule") regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project. According to the Rule, existing, or to be installed, electric generating engines must be in compliance with the new emissions levels by January 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. The electric generating engines used by the Brea Project cannot, in their current configuration, comply with the Rule. The Brea Project requested from South Coast an extension of the Rule's application, but South Coast has rejected the project's request. As a result, the Brea Project essentially has three options with respect to the Rule: (i) cease operations as of January 2005, (ii) upgrade and/or repair the existing engines, if possible, to comply with the Rule's emissions levels, or (iii) repower the Brea Project with new engines capable of complying with the emissions levels. The Trust is seeking a workable alternative to ceasing its operations at the Brea Project and, as a result, has been investigating whether the existing engines can be upgraded or repaired to comply with the Rule's air emissions levels. As of September 30, 2004, the Trust has not been able to find any such solution that is or can be demonstrated to be both successful and economically feasible. Accordingly, the Trust recorded a writedown of $1,100,000 in the first quarter of 2004, to adjust the Brea Project to its fair market value based upon the assumption the project would cease operations on January 1, 2005. The Trust believes that the anticipated cash flows and salvage value of the project are sufficient to support the adjusted carrying value of the project. The Trust will continue to research possible solutions.

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

6. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At September 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:


                                   Due From                    Due To
                          --------------------------- -------------------------
                          September 30,  December 31, September 30, December 31,
                              2004          2003        2004          2003
                          --------------------------- -------------------------

Ridgewood Power
 Management LLC              $ 3,102      $45,354      $  --         $  --
Other affiliates ........      1,627        --          1,957         1,810
                             -------      -------      -------       -------
    Total ...............    $ 4,729      $45,354      $ 1,957       $ 1,810
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

Results of Operations

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Total revenue increased $58,000, or 5%, to $1,130,000 in the third quarter of 2004 from $1,072,000 in the third quarter of 2003. The increase in revenue is primarily due to the slight increase in power generation from the Brea project in 2004.

Cost of sales decreased $173,000 to $396,000 in the third quarter of 2004 as compared to $569,000 in the third quarter of 2003. The decrease can be attributed to the decrease in repair and maintenance expenses incurred by the Brea project in the current period, in addition to the higher operating expenses incurred by the Olinda project in 2003.

Gross profit increased $230,000 to $733,000 in the third quarter of 2004 as compared to $503,000 in the third quarter of 2003. The increase is a result of the Brea project experiencing lower repair and maintenance costs and the Olinda project having no operating expenses in 2004.

General and administrative expenses increased $29,000 to $100,000 in the third quarter of 2004 from $71,000 in the third quarter of 2003. The increase is due to the professional fees incurred by the Brea Project in its search to comply with new emission standards. The management fee for the third quarter of 2004 was $9,000 compared to $17,000 for the third quarter of 2003. The decrease is the result of the Trust's lower net asset balance.

During the third quarter of 2003, the Trust recorded a write down of $1,780,000 resulting primarily from the Olinda project removing its engines and contributing them to the Ridgewood Providence expansion.

Interest expense decreased $6,000 from $23,000 for the third quarter of 2003, to $17,000 for the third quarter of 2004. The decrease is due to the lower balance of outstanding principal.


Nine Months Ended September 30, 2004, Compared to the Nine Months Ended Septembere 30, 2003

Total revenue of $2,555,000 for the first nine months of 2004 was comparable to the same period in 2003.

Cost of sales decreased $462,000 to $1,307,000 in the first nine months of 2004 as compared to $1,769,000 in the first nine months of 2003. The decrease can be attributed to the decrease in maintenance expenses incurred by the Brea project in the current year, in addition to the operating expenses incurred by the Olinda project in 2003.

Gross profit increased $509,000 to $1,248,000 for the nine months ended September 30, 2004 as compared to $739,000 for the nine months ended September 30, 2003. The increase is a result of the Brea project experiencing lower repair and maintenance costs and the Olinda project having no operating expenses in 2004.

General and administrative expenses increased $25,000 to $314,000 in the first nine months of 2004 from $289,000 for the same period of 2003. The increase is due to the professional fees incurred by the Brea Project in its search to comply with new emission standards. The management fee for the first nine months of 2004 was $28,000 compared to $51,000 for the first nine months of 2003. The decrease is the result of the Trust's lower net asset balance.

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

Interest income decreased by $6,000 to $2,000 for the first nine months of 2004 due to lower average cash balances. Interest expense decreased to $55,000 from $74,000 in the first nine months of the prior year due to the lower principal balance on the Olinda project financing.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 was $807,000 compared to $425,000 for the nine months ended September 30, 2003. The increase in cash flow from operating activities is primarily due to the increase in gross profit from the Brea project.

The Trust received $205,000 in 2004 from the sale of its mobile power modules. Cash used in investing activities for the first nine months of 2003 was $200,000 representing the final payment for the construction of the Olinda project.

Cash used in financing activities for the first nine months of 2004 was comparable to the first nine months of 2003.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration from June 30, 2004 to June 30, 2005.

The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the equipment at the Ridgewood Rhode Island generation facility, payment of certain accounting and legal services to third parties and the funding of any declared distributions. Currently, the Trust does not anticipate declaring any distributions until the status of the Brea Project is resolved. The Trust has historically financed its operations from cash generated from its subsidiaries operations. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust's significant long-term obligation is limited to $729,000 of long-term debt related to the Ridgewood Rhode Island generation facility, which is guaranteed by the Trust. In return the Trust is entitled to receive 15% of the available cash flows of the Ridgewood Rhode Island generation facility. The Ridgewood Rhode Island facility commenced operations in the first quarter of 2004 but has experienced sporadic operational problems during the second and third quarters of 2004. Management at the Ridgewood Rhode Island generation facility has addressed the operational issues and the facility has been functioning properly since September. The Trust anticipates that the Ridgewood Rhode Island facility will resume operations and provide the expected cash flow distributions to support the working capital requirements of the Trust for the next twelve months.

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

                         RIDGEWOOD ELECTRIC POWER TRUST I
                                  Registrant


December 10, 2004                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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



Date: December 10, 2004

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


Date: December 10, 2004

/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer