Form 10-K
period 2004-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2005-07-18
CIK 924386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 31, 2005 was $10,550,000 and the number of shares of beneficial interest outstanding at March 31, 2005 was 105.5.

Exhibit index is at page 30.

PART I

Item 1.  Business.

Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust I (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here. Some of the events that could change the statements made herein include changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy, repeal of or changes to renewable portfolio standard legislation or regulation, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

The Trust therefore warns readers of this report that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

The Trust made an election to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the Securities and Exchange Commission of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On July 15, 1994 the election and registration became effective. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a New Jersey limited liability company, is the managing shareholder of the Trust. The Managing Shareholder has complete control of the day-to-day operation of the Trust and is not regularly elected by the Investors.

As a BDC, the Trust was required to have a board of "independent trustees" that, among other things, reviewed and consented to certain affiliated and other transactions that the Trust may have considered doing. However, because the Trust's funds were fully invested, such transactions were not likely to occur. Moreover, the Trust had become more of an "operating company" as opposed to an "investment company." As a result, there was no further need to maintain BDC status. Therefore, on November 5, 2001, the Trust issued to the owners of Investor Shares (the "Investors") a "Notice of Solicitation of Consents," in which the Trust sought the consent of the Investors to withdraw its election to be treated as a BDC under the 1940 Act and to make certain amendments to the Trust's Declaration of Trust ("Declaration") required due to such withdrawal, including, but not limited to, deleting the section of the Declaration requiring independent trustees. Consents were tabulated at the close of business on December 18, 2001. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments. On January 10, 2002, the Trust filed with the Securities and Exchange Commission a notification to withdraw its election to be treated as a "business development company." As a result of such withdrawal, the Trust now utilizes generally accepted accounting principles for operating companies.

The Trust therefore does not have a "board of directors" that oversees the day-to-day activities of the Trust and, accordingly, the Trust does not have an audit committee or a nominating committee as otherwise would be required by the applicable provisions of Sarbanes-Oxley Act of 2002 if the Trust was organized such that it had a board of directors. Accordingly, the Trust's Chief Executive Officer and Chief Financial Officer effectively perform the functions that an audit committee would otherwise perform.

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

The Trust also is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing
Shareholder:
o        Ridgewood Renewable PowerBank LLC;
o        Ridgewood Renewable PowerBank II LLC;
o        Ridgewood Renewable PowerBank III LLC; and
o        Ridgewood Renewable PowerBank IV, LLC.

With respect to the Ridgewood LLCs, the Managing Shareholder acts as the LLC's Manager.

(b) Financial Information about Industry Segments.

The Trust operates in only one industry segment: independent electric power generation. See Item 8, Financial Statements and Supplementary Data for financial information about Industry Segments.

(c) Narrative Description of Business.

        (1)  General Description.

The Trust was formed to participate in the development, construction and operation of Projects that generate, among other things, electricity for sale to utilities and other users, and that might provide heat energy to users, as well as other capital projects that, although not specifically power related, have similar risk-return characteristics, including environmentally beneficial projects.

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

The Brea Project does not include the landfill gas collection system. Currently, GSF Energy LLC ("GSF") collects and sells landfill gas to the Brea Project pursuant to an Amended and Restated Landfill Gas Sale and Purchase Agreement ("Amended Gas Agreement"). GSF sells and collects such landfill gas pursuant to a gas lease agreement with the County of Orange. Pursuant to the Amended Gas Agreement, the Trust contracted with GSF for the rights to all of the landfill gas generated at the Orange County landfill until the year 2018. Because the Amended Gas Agreement is between GSF and the Brea Project and not with Orange County, if GSF were to cease operations at the landfill or if Orange County were to terminate the gas lease agreement with GSF, it is not clear whether Orange County is bound to recognize the Trust's rights to the landfill gas. The Trust has conducted direct discussions with Orange County regarding the Trust's obtaining direct rights from the County. While there can be no guarantee, the Trust believes that if GSF Energy were to relinquish their rights at the Landfill, the Trust could obtain such rights from the County. In addition, notwithstanding Brea's attainment of such rights, in the event GSF were to cease operations at the landfill, Brea could be required to assume GSF's current operations at the landfill. Such an event could occur on or about December 31, 2007, when the Section 29 Tax Credits being generated by Brea's operations and inuring to the benefit of GSF will cease. Thereafter, the Trust can not state whether GSF will continue operations without the benefit of Section 29 Tax Credits. If GSF were to cease operations at that time, or any other time, the Trust can not guarantee that at such time it will be generating sufficient revenue to cover the costs associated with the landfill operations. In such event and in order to keep operating, Brea may be required to renegotiate with Orange County or locate a new landfill operator to assume GSF's obligations. At this point, the Trust believes that either option would be difficult to achieve and, as a result, Brea may be forced to cease operations.

The Brea Project is a Qualified Facility ("QF"). During 2004, electricity generated by the Brea Project, over and above its own requirements, was sold to Southern California Edison ("SCE") under a long-term power sales contract (the "Power Contract"). The energy price under the Power Contract is the higher of
5.8 cents per kilowatt-hour and SCE's avoided cost. During 2004 the Brea Project sold its output to SCE at an average price of 7.86 cents per kilowatt-hour. However, as permitted by the Power Contract, in March of 2003, SCE elected to terminate the Power Contract effective as of March 23, 2005. On March 23, 2005, the Brea Project executed a new power purchase agreement with SCE. The new agreement is a standard offer contract which has a five year term and is cancelable by the Trust at anytime upon providing SCE with thirty days advance written notice. Under a standard offer contract, the Brea Project will sell its output to SCE at market prices, which have averaged approximately 6 cents per kilowatt-hour.

The Brea Project also is required to comply with certain environmental regulations of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County and major portions of Los Angeles, San Bernardino and Riverside counties in Southern California. South Coast has promulgated Rule 1110-2 regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project (the "Rule"). The Rule became effective as to the Brea
Project on January 1, 2005. According to the Rule, existing, and to be installed, electric generating engines are required to be in compliance with the new emissions levels or cease operations. If compliance is not achieved and operations continue, project operators may be subject to penalty from South Coast. During 2004, the Managing Shareholder determined that the electric generating engines used by the Brea Project would not comply with the Rule. RPM developed a plan to install new control technology that might enable the existing engines to comply with the Rule. On December 16, 2004, South Coast granted a temporary short-term variance of the Rule's application to the Brea Project, until March 31, 2005, to allow it to install such control technology, which is intended to enable the Brea engines to operate at or below the emission levels required by the Rule. However, as a result of vendor delays, the Brea Project needed additional time to install and test the control technology and it applied to the South Coast for an extension of its variance. On March 30, 2005, the South Coast granted the Brea Project another 90-day extension -to June 30, 2005 - to continue to operate under its current temporary variance. The control technology has been installed on one of the engines of the Project and initial testing in early June indicated that the control technology would allow the Project to meet the required emission standards. Subsequent to the initial testing but before final testing could be completed an unrelated electrical fault caused minor damage to the engine. Delay required to repair the damage may prevent final testing prior to the end of the current variance and, as a precautionary measure, the Trust has applied for an emergency variance to extend the current variance for a period of 15 days. Given that the Trust has acted in good faith to address the emissions compliance issue and that the control technology has a high likelihood of success, as demonstrated by the favorable initial tests, the Trust is confident that the emergency variance will be granted and that the Trust will be allowed to complete installation of the control technology on all the engines of the Plant. The Trust believes that the control technology will enable the Brea Project to operate for an indefinite period and maintain compliance with the Rule. So long as the Brea Project complies with the Rule, the Trust expects that it will generate and sell its electric output to SCE under its new standard offer contract. Under a standard offer contract, Brea will sell its output to SCE at essentially market prices, which currently are approximately $.06/kwh. Although current market prices under a standard offer contract are high compared to historical levels and the Trust can not guarantee that they will remain at such levels.

The Trust believes that there is sufficient excess landfill gas to support up to an additional 20 MW of generation and is engaged in an ongoing effort to develop an expansion plan that would support the development and construction of such additional generation.

             (ii)     Olinda Project.

In early 2001, the Trust expanded its operations at the Orange County Landfill by developing and installing a 2.5-megawatt electric generating facility fueled by methane gas (the "Olinda Project"). The total cost of the Olinda Project was approximately $3,000,000, half of which has been financed through a loan facility.

The Olinda Project began commercial operation on or about March of 2002 and sold its electric output in California to the California Power Authority ("CPA") pursuant to a short-term (ninety-day) power sales contract but was unable to procure a long-term power contract, despite significant efforts. As a result of the poor long-term possibilities in California in 2003, the Trust relocated the electric generating equipment of the Olinda Project from California to Rhode Island, to the site of a new landfill gas project being developed by the Trust's affiliate, the B Fund. Olinda and the B Fund have entered into a lease agreement in which Olinda will receive from the B Fund as a lease payment approximately 15% of the net operating cash flow generated at the B Fund's landfill gas-fired facility. On January 1, 2005, the Olinda Project and Ridgewood Rhode Island Generation LLC ("RRIG") agreed to terminate their October 2003 engine lease agreement. On the same day, the Olinda Project, RRIG and the B Fund entered into a new agreement which provides the Olinda Project a 15% membership interest in RRIG in exchange for the transfer of engines.

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

On May 16, 1994, the Trust, as stipulated in the limited partnership agreement, elected to exchange its general partner interest for a 32.5% limited partnership interest and withdraw from the partnership in exchange for a priority distribution of available cash flow from the project in the aggregate amount of $1,000,000. Such distribution is payable from available cash flows with cumulative interest at 12% per year, which were scheduled to begin in May 1995. In accordance with the terms of the withdrawal, the Trust does not officially relinquish its limited partnership interest until it receives the priority distribution including all accrued interest thereon. Through December 31, 2004, the Trust is entitled to receive total payments, including interest, of approximately $2,275,615. To date, no payments have been received.

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

             (iv) Mobile Power Units.

In August 1999, the Trust purchased two mobile electric generating units manufactured by Caterpillar Inc. (the "Units"). The Trust bought the Units from Hawthorne Power Systems, Inc. ("Hawthorne") of San Diego, California (a Caterpillar distributor). Hawthorne managed the Units, which are rented at fixed rates. Due to the increases in competition and production of newer efficient models, the Trust experienced continued decreases in rental revenue. In 2004, 2003 and 2002, the Trust recorded writedowns of $ 38,349, $44,143 and $209,251, respectively, to reflect the units fair market value. The Trust sold the Units in the second quarter of 2004 and received $205,000.

Additional information regarding the Projects is found in the Notes to the Consolidated Financial Statements.

        (3)  Project Management and Operation

The Managing Shareholder has organized RPM to provide operating management for the Projects, and has assigned day-to-day management of the Brea Project and Olinda Project to RPM. These services are charged to the Projects at RPM's cost. See Item 10 - Directors and Executive Officers of the Registrant and Item 13 - Certain Relationships and Related Transactions for further information regarding the Operation Agreement and RPM and for the cost reimbursements received by RPM. The Stillwater Project is managed by its remaining equity partners. Hawthorne managed the Mobile Power Units.

Customers that accounted for more than 10% of the consolidated revenue to the Trust in each of the last three fiscal years are:

                                        Calendar Year
                                   2004     2003      2002
Southern California Edison         100%     99.8%     97.3%

        (4)  Competition

The Stillwater Project, as described above, is not currently subject to competition because it has entered into long-term Power Contracts to sell its output at specified prices. The Brea Project is subject to competition in marketing its electricity output as it sells its electrical output at the "spot" market energy price. Assuming continued compliance with the South Coast Rule, the Brea Project is currently operating under a standard offer contract which requires that Brea deliver its electric output and essentially receive market prices. At current market prices, Brea can profitably generate and sell its power, but if the market price decreases, Brea may not be able to sell its output at a price high enough to cover its costs. In such circumstances, it would cease operating under the standard offer contract.

Although the B Fund has not yet procured a long-term contract for its electric power and is selling currently to the New England ISO and receiving the "spot price" for its power, the price for such power is approximately $.04/kwh and the sale of the REC in New England is also approximately $.04/kwh. These two revenue streams combine for $.08/kwh, which is an economically attractive price, although there is no guarantee that these prices can be sustained or that an acceptable long-term power contract can be procured.

Since energy is an undifferentiated commodity, competition is based almost exclusively on price and ability to deliver. Given that the Projects may have higher cost structures than large nuclear or fossil-fueled facilities, they would need to compete on an alternative basis, such as their favorable environmental profile.

        (5)  Regulatory Matters.

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

Currently, the Brea Project is working to comply with new emission standards imposed by South Coast. The Brea Project has received a variance through June 30, 2005 to continue to operate while it works toward completion of the installation of the Control Technology. The Trust has applied for an emergency variance to extend the current variance for a period of 15 days.

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

Provi-       Providence     Leased        N/A               N/A
 dence       RI

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

(c)  Dividends.

The Trust made distributions as follows for the years ended December 31, 2004 and 2003:


                                          Year ended     Year ended
                                          December 31,   December 31,
                                              2004           2003
Total distributions to Investors           $1,076,100     $1,690,497
Distributions per Investor Share               10,200         16,024
Total distributions to
 Managing Shareholder                         269,025         17,076

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

Item 6.  Selected Financial Data (all amounts in $).

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K. As described in such financial statements, financial information for the year 2000 has been restated to reflect the application of new accounting principles as a result of the Trust's election to terminate its status as a business development company.


Selected Financial Data
                                  As of and for the year ended December 31,
                              2004       2003       2002       2001       2000

Total Fund Information:
Revenue                 $3,346,212 $3,211,055 $3,352,189 $4,379,154 $3,259,562
Net income(loss)            13,838 (1,409,416)   101,827  1,454,876  1,487,998
                               (A)        (B)        (C)
Net assets
(shareholders'
  equity)                2,363,650  3,694,937  6,811,926  7,773,229  6,318,353
Investments in
 Plant and
 Equipment (net
 of depreciation)          228,362  1,513,422  4,671,615  4,922,297  2,688,320
Investment
 in Power
 Contract(net
 of amortization)             --      157,694    473,091    788,489  1,103,887
Total assets             3,243,210  4,937,723  8,291,849  9,386,999  6,507,720
Long-term
 obligations               314,661    652,686    952,607  1,227,674        --
Per Share:
Revenues                    31,717     30,436     31,774     41,509     30,896
Net income(loss)               131    (13,359)       965     13,790     14,104
                               (A)        (B)
Net asset value             22,404     35,023     64,568     73,679     59,890
Distributions
 to Investors               10,200     16,024      9,976       --       14,008

(A) Includes writedown of investment of $1,138,349 ($10,790 per Investor Share).
(B) Includes writedown of investment of $1,722,380 ($16,326 per Investor Share).
(C) Includes writedown of investment of $209,251 ($1,983 per Investor Share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Outlook

The Brea and Stillwater Projects are QFs under PURPA and currently sell their electric output to utilities. Stillwater operates under a long-term Power
Contract expiring in 2028. The Brea Project operates under a standard offer contract which has a five year term and is cancelable by the Trust at anytime upon providing thirty days advance written notice. Under a standard offer contract, the Brea Project will sell its electric energy at market prices. There can be no assurance that future market prices will be sufficient to allow the Brea Project to operate profitably.

In addition, the Brea Project is currently working to comply with new emission standards imposed by South Coast. The Brea Project has received a variance through June 30, 2005 to continue to operate while it works toward completion of the installation of Control Technology. The Trust has applied for an emergency variance to extend the current variance for a period of 15 days. Although the Trust is expecting the Control Technology will reduce emissions to a continuously compliant level, there can be no assurance that the Brea Project will comply with the new regulations.

All available cash flow from the Stillwater Project is being used to meet debt service requirements. Distributions to the Trust will resume after repayment of the debt. Assuming normal water flows and no operational failures, the debt is expected to be repaid in 2010.

The Olinda Project, which transferred its engines to RRIG, is receiving a lease payment from RRIG and upon a conversion to a member of RRIG, will receive distributions in accordance with its ownership percentage. Although RRIG has not yet procured a long-term contract for its electric power and is selling currently to the New England ISO and receiving the "spot price" for its power and renewable attributes. There is no guarantee that the current favorable market prices can be sustained or that an acceptable long-term power contract can be procured.

Many states have implemented or enacted renewable portfolio standards (RPS). For example, RPS legislation and regulations have been passed and are effective in, among other states, Massachusetts, Nevada, Texas, New Jersey, Rhode Island and Connecticut. Many other states are considering RPS legislation. The intent behind virtually all RPS programs is to provide added financial incentives to developers of renewable generation by requiring retail electric suppliers to purchase a certain percentage of renewable power or, alternatively, purchase the required number of "renewable energy credits" ("REC"), which are created as a result of such renewable generation. As a result of the RPS programs, developers of renewable generation can effectively receive two sources of revenue: one from the sale of the actual electric energy and one from the sale of RECs. Most RPS programs effectively separate the purchase of energy from the purchase of the "REC" and basically require electric energy suppliers to have the required number of RECs at the end of the compliance period, regardless of its energy supply portfolio. Combined, these two streams of income may be sufficient to attract and increase the development of new renewable generation.

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

RPM, as agent for the Brea Project has participated in these proceedings and has concluded that RPS program in California probably will not substantially assist renewable projects in obtaining profitable power contracts nor is it likely to facilitate the sale of any RECs generated by such renewable facilities. As a result of these and other problems in California, the Trust, as mentioned earlier, relocated the Olinda Project's electric generating equipment to Providence, Rhode Island, to be part of a project being developed by its affiliate, the B Fund. The market for renewable power in New England is significantly more favorable than in California. In addition, the Trust is concentrating its efforts on developing a market for its renewable energy in Nevada.

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

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the relevant power sales contract if applicable. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates.

Results of Operations

The year ended December 31, 2004 compared to the year ended December 31, 2003.

Power generation revenue increased 4% to $3,346,000 in 2004 from $3,203,000 in 2003, due to the increase in power generation from the Brea Project. Power generation revenue from the Brea project increased by $143,000 as a result of the project generating approximately 1 million more kilowatt hours in 2004. The increase in revenue from the Brea project is attributable to the project operating more consistently in 2004 and experiencing less down time for repairs as compared to 2003. As the result of the Trust selling its Caterpillar rental modules, rental revenue was $0 in 2004 compared to $8,000 in 2003.

Gross profit, which represents total revenues reduced by cost of revenue, increased from $944,000 in 2003, to $1,608,000 in 2004. The increase is a result of the Brea project experiencing lower repair and maintenance costs and the Olinda project having no operating expenses in 2004. In addition, depreciation and amortization decreased by $307,000 in 2004.

General and administrative expenses decreased $42,000, or 9%, to $421,000 in 2004 from $463,000 in 2003. General and administrative expenses in both years primarily relate to the Trust retaining professional firms to assist it in the researching and monitoring of the Nevada legislation on renewable energy in 2004 and the California legislation on renewable energy in 2003, with the intent of the Brea project qualifying as a renewable energy generation facility and becoming eligible to receive additional revenue for the sale of renewable energy attributes.

In 2004 the Trust recorded a write down in its investment in power generation projects of $1,138,000, of which, $1,100,000 is the write down of the Brea project, which was based on the belief that the Brea project might not be permitted to operate under the new emission standards. The remaining $38,000 is related to the Caterpillar rental modules. In 2003 the Trust recorded a write down in its investment in power generation projects of $1,772,000, of which, $1,728,000 is the write down of the Olinda project, which removed its engines and transferred them to the Ridgewood Providence expansion. The remaining $44,000 is related to the Caterpillar rental modules.

The management fee paid to the Managing Shareholder decreased $31,000, or 45%, to $37,000 in 2004 from $68,000 in 2003, which reflects the Trust's lower net asset balance on which the management fee is computed.

Income (loss) from operations improved by $1,371,000 to income of $12,000 in 2004 from a loss of $1,359,000 in 2003. The increase in income is primarily the result of the decrease in the write down in equipment of power generation projects and the improved gross margin in 2004 described above.

Other income (expense), net, increased $52,000, to income of $2,000 in 2004 from an expense of $50,000 in 2003. Interest income decreased $7,000 in 2004 due to the lower cash balances, partially offset by higher interest rates earned on the balances. Interest expense decreased $26,000 as a result of the lower principal balance on the Olinda project financing. In addition, the Trust recorded equity income from its investment in Stillwater of $71,000 in 2004 compared to $37,000 in 2003. The increase in equity income from Stillwater is attributable to Stillwater's increase in revenue generation coupled with the decrease in interest expense resulting from the lower principal balance outstanding in 2004.

Net income increased $1,423,000, to income of $14,000 in 2004. The increase in net income is a result of the decrease in the write down in investments in power generation projects and the improved gross margin in 2004 described above.

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

Gross profit, which represents total revenues reduced by cost of revenue, increased from $780,000 in 2002, to $944,000 in 2003. The increase is primarily the result of the Brea project experiencing greater repair and maintenance costs in 2002.

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

The management fee paid to the Managing Shareholder decreased $10,000, or 13%, to $68,000 in 2003 from $78,000 in 2002, which reflects the Trust's lower net asset balance on which the management fee is computed.

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

Liquidity and Capital Resources

In 2004 and 2003, the Trust's operating activities generated $1,349,000 and $1,021,000 of cash, respectively. The increase in cash flow from operating activities is primarily due to the increase in gross profit.

In 2004, the Trust sold its Caterpillar rental modules providing the Trust with cash of $205,000. Cash used in investing activities in 2003 was $192,000, which represented capital expenditures relating to the Olinda Project.

Cash used in financing activities in 2004 of $1,655,000 represented distributions to shareholders of $1,345,000 and payments of $310,000 to reduce loans payable on the Olinda Project. Cash used in financing activities in 2003 of $1,983,000 represented distributions to shareholders of $1,708,000 and payments of $275,000 to reduce loans payable on the Olinda Project. In the second half of 2004, the Trust decided to reduce its distributions in order to conserve cash and prepare for the potential modification of the Brea project resulting from the impending stricter emission standards.

On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. Subsequently, the agreement has been extended to September 30, 2005.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust's significant long-term obligation is limited to loans payable related to the Olinda Project, which is guaranteed by the Trust. The Brea Project has certain long-term obligations relating to its Gas Agreement with GSF (See Note 5 of the Consolidated Financial Statements) and its Power Contract with SCE. These obligations are not guaranteed by the Trust. The Trust anticipates that during 2005 its cash flow from operations will be sufficient to meet its obligations.

Off-Balance Sheet Arrangements

None.



Contractual Obligations in Tabular Form
Year Ended
December 31,                Gas Purchase               Loan Payable                  Total
2005                           $ 720,000                 $ 327,934              $  1,047,934
2006                             720,000                   314,661                 1,034,661
2007                             720,000                                             720,000
2008                             720,000                                             720,000
2009                             720,000                                             720,000
Thereafter                     6,480,000                                           6,480,000
                        ---------------------     -----------------------    -----------------------
Total                        $10,080,000                 $ 642,595              $ 10,722,595
                        =====================     =======================    =======================


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

                        December 31, 2004
                       Expected Maturity Date
                             2005
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 734,000
Average interest rate                              1.04%


Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Report of Independent Accountants                      F-3
Consolidated Balance Sheets at December 31,
  2004 and 2003                                        F-4
Consolidated Statements of Operations for the
  three years ended December 31, 2004                  F-5
Consolidated Statements of Changes in Shareholders'
  Equity (Deficit)for the three years ended
  December 31, 2004                                    F-6
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2004                        F-7
Notes to Consolidated Financial Statements             F-8 to F-16

Financial Statements for Stillwater Hydro Partners, L.P.



                        Ridgewood Electric Power Trust I

                        Consolidated Financial Statements

                        December 31, 2004, 2003 and 2002

             Report of Independent Registered Public Accounting Firm


Managing Shareholder and Shareholders
Ridgewood Electric Power Trust I


We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust I (the "Trust") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ridgewood Electric Power Trust I as of December 31, 2002 and for the year then ended were audited by other auditors whose report, dated April 3, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ridgewood Electric Power Trust I as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Perelson Weiner, LLP

New York, New York
March 31, 2005, except for Note 9,
the date of which is June 14, 2005

                        Report of Independent Accountants


To the Shareholders of Ridgewood Electric Power Trust I:

In our opinion, the accompanying consolidated statements of operations, changes in shareholder' equity and cash flows for the year ended December 31, 2002 present fairly, in all material respects the results of operations and cash flows of Ridgewood Electric Power Trust I and its subsidiaries (the "Trust"), for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust I
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                                                        December 31,
                                                                --------------------------
                                                                    2004            2003
                                                                -----------    -----------
Assets:
Cash and cash equivalents ...................................   $   734,192    $   835,739
Trade receivables ...........................................       533,016        447,156
Due from affiliates .........................................         5,957         45,354
Assets held for sale ........................................          --          243,349
Other current assets ........................................        35,437         36,863
                                                                -----------    -----------
       Total current assets .................................     1,308,602      1,608,461

Investment in Stillwater Hydro Partners, L.P. ...............       706,246        635,576

Equipment held by Ridgewood Rhode Island Generation LLC .....     1,000,000      1,000,000

Plant and equipment:
Building ....................................................       190,000        190,000
Machinery and equipment .....................................     1,420,725      2,520,725
                                                                -----------    -----------
                                                                  1,610,725      2,710,725
Accumulated depreciation ....................................    (1,382,363)    (1,197,303)
                                                                -----------    -----------
                                                                    228,362      1,513,422
                                                                -----------    -----------

Electric power sales contract ...............................     2,207,778      2,207,778
Accumulated amortization ....................................    (2,207,778)    (2,050,084)
                                                                -----------    -----------
                                                                       --          157,694
                                                                -----------    -----------

Other assets ................................................          --           22,570
                                                                -----------    -----------

        Total assets ........................................   $ 3,243,210    $ 4,937,723
                                                                -----------    -----------

Liabilities and Shareholders' Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses .......................   $    50,191    $     4,545
Accrued professional fees ...................................        59,885         92,208
Accrued fuel expenses .......................................       126,889        191,616
Due to affiliates ...........................................          --            1,810
Loan payable - current ......................................       327,934        299,921
                                                                -----------    -----------
         Total current liabilities ..........................       564,899        590,100

Loan payable - noncurrent ...................................       314,661        652,686
                                                                -----------    -----------
       Total liabilities ....................................       879,560      1,242,786
                                                                -----------    -----------

Commitments and contingencies

Shareholders' Equity (Deficit):
Shareholder' equity (105.5 investor shares issued and
   outstanding) .............................................     2,683,117      3,748,147
Managing shareholde's deficit (1 management share
   issued and outstanding) ..................................      (319,467)       (53,210)
                                                                -----------    -----------
         Total shareholders' equity (deficit) ...............     2,363,650      3,694,937
                                                                -----------    -----------

        Total liabilities and shareholders' equity (deficit).   $ 3,243,210    $ 4,937,723
                                                                -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                         -----------------------------------------
                                                             2004           2003           2002
                                                         -----------    -----------    -----------
Power generation revenue .............................   $ 3,346,212    $ 3,203,435    $ 3,262,789
Rental revenue .......................................          --            7,620         89,400
                                                         -----------    -----------    -----------
        Total revenue ................................     3,346,212      3,211,055      3,352,189

Cost of revenue ......................................     1,738,530      2,267,435      2,572,063
                                                         -----------    -----------    -----------

Gross profit .........................................     1,607,682        943,620        780,126
                                                         -----------    -----------    -----------


Operating expenses:
General and administrative ...........................       420,801        462,589        270,855
Project development costs ............................          --             --           71,601
Impairment of equipment ..............................     1,138,349      1,772,380        209,251
Management fee to managing shareholder ...............        36,949         68,118         77,734
                                                         -----------    -----------    -----------
        Total operating expenses .....................     1,596,099      2,303,087        629,441
                                                         -----------    -----------    -----------

Income (loss) from operations ........................        11,583     (1,359,467)       150,685
                                                         -----------    -----------    -----------

Other income (expense):
    Interest income ..................................         1,513          9,153         33,200
    Interest expense .................................       (69,928)       (95,811)      (118,606)
    Equity income from Stillwater Hydro Partners, L.P.        70,670         36,709         36,548
                                                         -----------    -----------    -----------
          Total other income (expense) ...............         2,255        (49,949)       (48,858)
                                                         -----------    -----------    -----------

Net income (loss) ....................................   $    13,838    $(1,409,416)   $   101,827
                                                         -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
-------------------------------------------------------------------------------

                                   Shareholders        Managing          Total
                                                     Shareholder      Shareholders'
                                                                     Equity (Deficit)
                                 ---------------   ---------------  ---------------
Shareholders' equity (deficit),    $ 7,785,656      $   (12,427)      $ 7,773,229
  January 1, 2002

Cash distributions ............     (1,052,499)         (10,631)       (1,063,130)

Net income for the year .......        100,809            1,018           101,827
                                  ---------------   ---------------  ---------------

Shareholders' equity (deficit),      6,833,966          (22,040)        6,811,926
  December 31, 2002

Cash distributions ............     (1,690,497)         (17,076)       (1,707,573)

Net loss for the year .........     (1,395,322)         (14,094)       (1,409,416)
                                  ---------------   ---------------  ---------------

Shareholders' equity (deficit),
  December 31, 2003 ...........      3,748,147          (53,210)        3,694,937

Cash distributions ............     (1,076,100)        (269,025)       (1,345,125)

Net income for the year .......         11,070            2,768            13,838
                                  ---------------   ---------------  ---------------

Shareholders' equity (deficit),
  December 31, 2004 ...........    $ 2,683,117      $  (319,467)       $ 2,363,650
                                  ---------------   ---------------  ---------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                      2004          2003           2002
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss) ............................................   $    13,838    $(1,409,416)   $   101,827
                                                                 -----------    -----------    -----------

       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
       Depreciation and amortization .........................       342,754        649,768        614,196
       Impairment of equipment ...............................     1,138,349      1,772,380        209,251
       Equity income from Stillwater Hydro Partners, L.P. ....       (70,670)       (36,709)       (36,548)
       Change in assets and liabilities:
       (Increase) in trade receivables .......................       (85,860)        (6,957)      (211,241)
       Decrease (increase) in due to/from affiliates, net ....        37,587          3,000        (45,963)
       Decrease (increase) in other current assets ...........         1,426          9,048        (28,714)
       Decrease (increase) in other assets ...................        22,570          2,430        (25,000)
       Increase in accounts payable and accrued expenses .....        45,646          4,545           --
       (Decrease) increase in accrued professional fees ......       (32,323)        30,927         (3,426)
       (Decrease) increase in accrued fuel expense ...........       (64,727)         2,458        139,158
                                                                 -----------    -----------    -----------
           Total adjustments .................................     1,334,752      2,430,890        611,713
                                                                 -----------    -----------    -----------
           Net cash provided by operating activities .........     1,348,590      1,021,474        713,540
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
       Proceeds from the sale of equipment ...................       205,000           --             --
       Capital expenditures ..................................          --         (191,907)      (257,367)
                                                                 -----------    -----------    -----------
          Net cash provided by (used in) investing activities.       205,000       (191,907)      (257,367)
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
       Repayments of loans payable ...........................      (310,012)      (275,067)      (252,272)
       Cash distributions to shareholders ....................    (1,345,125)    (1,707,573)    (1,063,130)
                                                                 -----------    -----------    -----------
           Net cash used in financing activities .............    (1,655,137)    (1,982,640)    (1,315,402)
                                                                 -----------    -----------    -----------

Net decrease in cash and cash equivalents ....................      (101,547)    (1,153,073)      (859,229)
Cash and cash equivalents, beginning of year .................       835,739      1,988,812      2,848,041
                                                                 -----------    -----------    -----------
Cash and cash equivalents, end of year .......................   $   734,192    $   835,739    $ 1,988,812
                                                                 -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
1.     Description of Business

Ridgewood Energy Electric Power, L.P. (the "Partnership") was formed as a Delaware limited partnership on March 6, 1991 by Ridgewood Renewable Power LLC (formerly Ridgewood Power Corporation), acting as the general partner. On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, called Ridgewood Electric Power Trust I (the "Trust"). Effective July 25, 1994, the Trust elected to be treated as a "business development company" ("BDC") under the Investment Company Act of 1940 (the "1940 Act") and registered its shares under the Securities Act of 1934. In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units. The Trust shall continue to exist until July 25, 2034 unless terminated sooner by certain provisions of the Trusts Declaration. Ridgewood Renewable Power LLC is the sole managing shareholder ("Managing Shareholder").

In November 2001, through a proxy solicitation, the Trust requested investor consent to end the BDC status. On December 18, 2001, the consents were tabulated and more than 50% of the investor shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation The consolidated  financial  statements  include the
accounts  of  the  Trust  and  its  wholly-owned   subsidiaries.   All  material
intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investment in Stillwater Hydro Partners, L.P. ("Stillwater") since it is less than 50% owned and the Trust has the ability to exercise significant influence over the operating and financial policies of Stillwater. The Trust's share of the operating results of Stillwater is included in the consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization and depreciation of plant and equipment and intangible assets, impairment of long-lived assets and intangibles, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

New Accounting Standards and Disclosures

SFAS 143
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. Theasset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No.~145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.~13, and Technical Corrections. SFAS No.~145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No.~146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.~146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 46
In December 2003, the FASB issued FASB  Interpretation  No. 46 (Revised December
2003), Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004 with no material impact to the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No.~150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No.~150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

EITF 02-14
In July 2004, the Emerging Issues Task Force ("EITF") issued EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 requires that an investor should apply the equity method of accounting only when it has an investment(s) in common stock and/or an investment that is in-substance common stock. EITF 02-14 will become effective for reporting periods beginning after September 15, 2004.The Trust will adopt EITF 02-14 effective January 1, 2005 and although it will change the method of accounting for the Trust's investment in Stillwater from equity to cost, the Trust does not anticipate that the implementation of EITF 02-14 will have a material impact on the consolidated financial statements.

Cash and Cash Equivalents
The Trust considers all highly liquid investments with maturities of three months or less when purchased, to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with banks as of December 31, 2004 exceed insured limits by approximately $632,000.

Trade Receivables
Trade receivables are recorded at invoice price and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

Impairment of Long-Lived Assets and Intangibles
The Trust evaluates long-lived assets, such as plant and equipment and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset.

Plant and Equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 5 to 20 years with a weighted average of 12 and 13 years at December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, the Trust recorded depreciation expense of $185,060, $334,370 and $298,798, respectively.

Electric Power Sales Contract
A portion of the purchase price of the Brea Project was assigned to the electric power sales contract and is being amortized over the life of the contract (7 years) on a straight-line basis. During 2004, 2003 and 2002, the Trust recorded amortization expense of $157,694, $315,398 and $315,398, respectively.

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

Supplemental Cash Flow Information
Total interest paid during the years ended December 31, 2004, 2003 and 2002 was $69,928, $95,811 and $118,606, respectively.

In 2003, the Trust reclassified $1,000,000 from equipment to equipment held by Ridgewood Rhode Island Generation LLC.

In 2003, the Trust reclassified $243,349 from equipment to assets held for sale.

Significant Customer and Supplier
During 2004, 2003 and 2002, the Trust's largest customer, Southern California Edison Company ("SCE"), accounted for 100%, 99.8% and 97.3%, respectively, of total revenues. During 2004, 2003 and 2002, the Trust purchased 100% of its gas from one supplier, GSF Energy, LLC ("GSF").

Income Taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net income (loss).

3.     Projects

Brea Power Partners, L.P. (a wholly-owned subsidiary, known as the Brea Project) In October 1994, the Trust invested in a limited partnership ("Brea
Partnership"), which acquired a 5 megawatt gas-fired electric generating facility and related landfill gas processing facility in Brea, California. On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea to increase its ownership in the Brea Project to 100%. The aggregate purchase price of the Trust's investments totaled $5,916,879 including the assumption of liabilities and acquisition costs.

Electricity generated by the Brea Project, over and above its own requirements, is sold to SCE under a Power Contract. The Power Contract may be terminated by either party no earlier than the end of 2004 on 5 years' advance notice. On March 23, 2000, SCE provided such written notice to the Brea Project notifying the Brea Project it was electing to terminate the Power Contract as of March 23, 2005. After such termination, the Brea Project will sell its electric output in the competitive electric power market as described further in Note 9. The landfill gas is produced from a landfill owned by the Orange County, California and is collected and sold by GSF under a gas lease agreement between GSF and the Orange County.

In addition to procuring a long-term power contract, the Brea Project is required to comply with certain environmental regulations of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County and major portions of Los Angeles, San Bernardino and Riverside counties in Southern California. The South Coast promulgated Rule 1110-2 regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project (the "Rule"). According to the Rule, existing and newly installed, electric generating engines are required to be in compliance with the new emissions levels by January 1, 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. In their current configuration and operation, the electric generating engines used by the Brea Project cannot comply with the Rule. As a result, the Brea Project, informally requested and received on December 16, 2004 from South Coast a temporary short-term variance of the Rule's application until March 31, 2005, to allow the Brea Project to install certain "control technology", which is intended to enable the Brea engines to operate at or below the emission levels required by the Rule. The Trust is confident that such Control Technology will enable the Brea Project to operate for an indefinite period and maintain compliance with the Rule, but the Trust can not guarantee that the Control Technology will succeed. Moreover, due to vendor delays, the installation and testing of the Control Technology will not be complete prior to the expiration of the short-term variance. As a result, the Brea Project has applied for a 60-day extension of its variance. The South Coast will hear the application on March 30, 2005. See Note 9. Assuming that the Control Technology works, and is able to keep Brea's emissions at or below the levels required by the Rule, the Brea Project will generate and sell its electric output to SCE under what is referred to as a "Standard Offer" contract. Under a standard offer contract, the Brea Project will sell its electric energy (but not capacity) to SCE at essentially market prices. Although current market prices under a standard offer contract are high, the Trust can not guarantee that they will remain at such levels.

During the first quarter of 2004, the Trust recorded an impairment charge of $1,100,000 to adjust the equipment located at the Brea Project to its fair market value based upon the assumption the project would cease operations on January 1, 2005. This impairment charge was recorded before the Trust discovered the Control Technology it is currently installing. At December 31, 2004, the Trust believes that the anticipated cash flows and salvage value of the project are sufficient to support the carrying value of the Brea Project.

Ridgewood  Mobile Power I, LLC (a  wholly-owned  subsidiary)
In August 1999, the Trust formed and acquired through Ridgewood Power Mobile Power I, LLC, two Caterpillar mobile power modules with a total capacity of 2.35 megawatts for $710,241. These modules were rented to domestic and international customers. As per an agreement with Hawthorne Power Systems ("Hawthorne"), the Trust paid Hawthorne, a California company that maintains a large fleet of similar rental modules, a fee of 20% of gross rental revenue to arrange and administer the rental of the units. The revenue from these modules is included as rental revenue and Hawthorne's fee is included in cost of revenue in the consolidated statements of operations.

Due to the increase in competition and production of newer efficient models, the Trust experienced a decrease in rental revenue in 2002 and 2003. As a result of the change in these market conditions, the forecasted revenue for the mobile power modules were not expected to be enough to recover the units' book value. In 2003 and 2002, the Trust recorded impairment charges of $44,143 and $209,251, respectively, to reflect the units' fair market value. The impairment charges have been presented as a separate line item under other operating expenses in the consolidated statements of operations. In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of $243,349, as of December 31, 2003, is reflected as assets held for sale on the accompanying consolidated balance sheet.

In the first quarter of 2004, the Trust entered into negotiations to sell its mobile power modules. As a result of the presented offer, the Trust recorded an impairment charge of $38,349. In the second quarter of 2004, the Trust sold its mobile power modules for $205,000.

Ridgewood Olinda, LLC (a wholly-owned subsidiary, known as the Olinda Project) In April 2001, the Trust formed Ridgewood Olinda, LLC ("Ridgewood Olinda"). Ridgewood Olinda contracted with an unaffiliated engineering and construction firm (the "Firm") to construct a $3,000,000 2.5 megawatt expansion to the Brea Project. The construction of the new addition was completed in the second quarter of 2002.

The Olinda Project began commercial operation on or about May of 2002 and had been selling its electric output in California to the California Power Authority ("CPA") pursuant to a short-term (ninety-day) power sales contract. The short-term contract was extended by the CPA through December 31, 2002, along with several other contracts with renewable (biomass) generators. Prior to the expiration of the extension, the CPA offered additional six-month extension to several biomass generators but did not offer a similar extension to the Olinda Project. In addition, the Olinda Project submitted a proposal to SCE in response to SCE's request for proposals for short-term procurement. The Olinda Project offered to sell SCE power pursuant to a five-year contract at prices favorable to the Olinda Project, but slightly above prices apparently submitted by other renewable generators. SCE did not accept the Olinda Project's proposal.

Within several months of commercial operation, one of the electric generating machines installed by the firm experienced a catastrophic failure. Although the Firm provided a replacement engine to Ridgewood Olinda, the Olinda Project was subsequently shut-down in October of 2002 by the Orange County electrical inspector due to the Firm's failure to install proper electric switchgear or obtain a permit for the installed switchgear. The engine failure and switchgear problems highlighted significant other failures of the firm, including, but not limited to, the Firm's failure to obtain final building permits, failure to deliver operating manuals or provide training, and numerous other issues.

In the second quarter of 2003, Ridgewood Olinda and the Firm agreed that the Firm would refurbish and recondition the engines to their original state. In return, Ridgewood Olinda would pay $200,000 of the remaining $250,000 it owed the Firm under the original agreement. In the third quarter of 2003, Ridgewood Olinda made the final payment of $200,000.

As a result of the problems experienced at the Olinda Project site in Southern California including, but not limited to, the construction problems with the engineering and construction firm and the fact that the Olinda Project did not have a power contract, the Trust elected to relocate the electric generating equipment of the Olinda Project, to the site of a new landfill gas development of the Trust's affiliate, the Ridgewood Power B Fund/ Providence Expansion. Accordingly, the Olinda Project had its engines removed from its facility for refurbishment and reconditioning during the third quarter of 2003. Upon completion of the overhaul, the engines were transferred to Ridgewood Rhode Island Generation LLC ("Ridgewood Rhode Island"), where they were installed at the Ridgewood Rhode Island generation facility, the new landfill gas development site of the Ridgewood Power B Fund/ Providence Expansion.

As of October 1, 2003, Ridgewood Olinda entered into a lease agreement with Ridgewood Rhode Island Generation LLC, (a subsidiary of the Ridgewood Power B Fund/ Providence Expansion) whereby Ridgewood Olinda will receive 15% of the available cash flows (as defined) of the Ridgewood Rhode Island facility. The agreement will remain in effect as long as the Ridgewood Rhode Island facility is in operation. Any payments received arising from the agreement will be treated as a reduction of the carrying value of the segregated asset until said asset has been bought down to zero, or until circumstances have changed sufficiently whereby it would be appropriate for the Trust to recognize income, if any, on the transaction.

As a result of the relocation and installation of the Olinda Project's engines at Ridgewood Rhode Island, the Trust recorded a an impairment charge of approximately $1,728,000 in the third quarter of 2003 with $1,000,000 representing the remaining estimated fair value of the project.

The Ridgewood Rhode Island generation facility commenced operations in the first quarter of 2004 but experienced sporadic operational problems during the second and third quarters of 2004. Although, the facility operated consistently in the fourth quarter, the Ridgewood Rhode Island generation facility failed to produce positive cash flow for the year ended December 31, 2004.

Stillwater Hydro Partners, L.P. (known as the Stillwater Project)
On October 31, 1991, the Trust acquired, for $1,000,000, a 32.5% general partner's interest in a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York. At the time of the investment, the project was under construction and commenced operations in May 1993. Electricity generated by the Stillwater Project is sold to the Niagara Mohawk Power Corporation under a long-term Power Contract that expires in 2028.

On May 16, 1994, the Trust, as stipulated in the limited partnership agreement, elected to exchange its general partner interest for a 32.5% limited partnership interest and withdraw from the partnership in exchange for a priority distribution of available cash flow from the project in the aggregate amount of $1,000,000. Such distribution is payable from available cash flows in nine annual installments together with cumulative interest at 12% per year, which were scheduled to begin in May 1995. In accordance with the terms of the withdrawal, the Trust does not officially relinquish its limited partnership interest until it receives the priority distribution including all accrued interest thereon. To date, no payments have been received.

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

The Trust accounts for its investment in the Stillwater Project under the equity method of accounting. The Trust's equity in the income (loss) of the Stillwater Project has been included in the consolidated financial statements since acquisition, subject to certain adjustments.


Summarized financial information for the Stillwater Hydro Partners L.P. is as follows:

Balance Sheet Information

                                                      As of December 31,
                                                  -----------------------
                                                      2004         2003
                                                  ----------   ----------

Current assets ................................   $  320,593   $  270,014
Non-current assets ............................    7,873,742    8,187,390
                                                  ----------   ----------
Total assets ..................................   $8,194,335   $8,457,404
                                                  ----------   ----------

Current liabilities ...........................   $  948,620   $  871,637
Long-term debt ................................    3,271,190    3,871,054
Other non-current liabilities .................    2,913,365    2,751,000
Equity ........................................    1,061,160      963,713
                                                  ----------   ----------
Total liabilities and equity ..................   $8,194,335   $8,457,404
                                                  ----------   ----------

Adjusted Trust share ..........................   $  706,246   $  635,576
                                                  ----------   ----------

Statement of Operations Information

                                        For the Year Ended December 31,
                                 -----------------------------------------------
                                     2004             2003              2002
                                 -----------      -----------       -----------

Revenue ...................      $ 1,384,237      $ 1,310,630       $ 1,384,041
                                 -----------      -----------       -----------
Operating expenses ........          716,824          696,732           709,994
Other expense .............          569,966          620,947           681,643
                                 -----------      -----------       -----------
Total expenses ............        1,286,790        1,317,679         1,391,637
                                 -----------      -----------       -----------
Net income (loss) .........      $    97,447      $    (7,049)      $    (7,546)
                                 -----------      -----------       -----------

Adjusted Trust Share ......     $     70,670      $    36,709       $    36,548
                                 -----------      -----------       -----------


4.     Loan Payable

In August 2001, Ridgewood Olinda, entered into an agreement, effective December 2001, to borrow $1,500,000. The proceeds from the loan were used to finance the
2.5 megawatt expansion of the Ridgewood Olinda facility. The collateralized notes are due in monthly installments of $30,906, including interest at 8.68% per annum. Final payment is due on November 30, 2006. The loan is collateralized by the equipment that was originally installed at Ridgewood Olinda, which has now been transferred to Ridgewood Rhode Island.

The following is a summary of loan payable at December 31, 2004 and 2003:



                                        2004         2003
                                     ---------    ---------
Collateralized notes payable         $ 642,595    $ 952,607
Less - current maturity ....          (327,934)    (299,921)
                                     ---------    ---------
Total long-term debt .......         $ 314,661    $ 652,686
                                     ---------    ---------


Remaining scheduled repayments of loan payable at December 31, 2004 are as follows:

Year Ended
December 31,
-----------
     2005                         $       327,934
     2006                                 314,661
                                 ----------------
     Total                        $       642,595
                                 ----------------

5.   Commitments

The Brea project has a long-term agreement to purchase landfill gas from its supplier. The agreement expires in December 2018 and is adjusted annually for inflation through December 31, 2004.

Future minimum purchases under the agreement to purchase landfill gas as of December 31, 2004 are as follows:

Year Ended
December 31,
-----------
     2005                          $     720,000
     2006                                720,000
     2007                                720,000
     2008                                720,000
     2009                                720,000
     Thereafter                        6,480,000
                                 ------------------
     Total                         $  10,080,000
                                 ------------------

6.    Line of Credit Facility

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extended the date of expiration to June 30, 2005. As described in Note 9 the agreement has subsequently been extended. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. As of December 31, 2004 and 2003, the Trust has no open letters of credit nor amounts outstanding under this line of credit facility.

7.   Transactions With Managing Shareholder and Affiliates

The Trust entered into a Management Agreement with the Managing Shareholder, under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. The Trust pays the Managing Shareholder an annual management fee, which is payable in equal monthly installments, equal to 1% of the Trust's shareholders equity (deficit) as of the beginning of the year. During 2004, 2003 and 2002, the Trust paid management fees to the Managing Shareholder of $36,949, $68,118 and $77,734, respectively.

Under the Declaration of Trust, the Managing Shareholder receives 100% of current year profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder. Once cumulative profits equal cumulative losses allocated to the Managing Shareholder, current year profits are allocated 99% to the Managing Shareholder until the shareholders receive cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of current year profits. Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the shareholders shall be limited to prevent the shareholder from having a negative capital account.

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 15% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the remaining distributions for the year. Once Payout is reached, the Managing Shareholder is entitled to receive 20% of the distributions

As a result of the distributions paid in January of 2004, the Trust's cumulative
distributions  have  reached  Payout.  Accordingly,   the  Managing  Shareholder
received, and will continue to receive, 20% of the distributions of the Trust.

The Managing Shareholder and affiliates own, in the aggregate, 3.0 investor shares of the Trust with a cost of $273,000. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 2004, 2003 and 2002, Ridgewood Management charged the Brea Project $126,706, $129,716 and $181,563, respectively, for overhead items allocated in proportion to the amount invested in projects managed. During the year ended December 31, 2004, 2003 and 2002, Ridgewood Management charged the Olinda Project $0, $9,277 and $14,214, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Brea and Olinda projects for all of the direct operating and non-operating expenses incurred during the period.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable do not bear interest. At December 31, 2004 and 2003, the Trust had amounts due from affiliates of $5,957 and $45,354, respectively. At December 31, 2004 and 2003, the Trust had amounts due to affiliates of $0 and $1,810, respectively.

8.   Fair Value of Financial Instruments

At December 31, 2004 and 2003, the carrying value of the Trust's cash and cash equivalents, trade receivables, accounts payable and accrued expenses, accrued professional fees and accrued fuel expenses approximates their fair value. The fair value of the loans payable, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

9.   Subsequent Events

On January 1, 2005, Ridgewood Olinda and Ridgewood Rhode Island Generation LLC agreed to terminate their October 2003 engine lease agreement. On the same day, Ridgewood Olinda, Ridgewood Rhode Island Generation LLC and Ridgewood Power B Fund/Providence Expansion entered into a new agreement which provides Ridgewood Olinda a 15% membership interest in Ridgewood Rhode Island Generation LLC in exchange for the transfer of engines. Ridgewood Power B Fund/Providence Expansion holds the remaining 85% interest in Ridgewood Rhode Island Generation LLC.

On March 23, 2005, the Brea Project executed a new power purchase agreement with SCE. The new agreement replaces the power purchase agreement that expired on the same day. The new agreement is a standard offer contract which has a five year term and is cancelable by the Trust at anytime upon providing SCE with thirty days advance written notice. Under a standard offer contract, the Brea Project will sell its electric energy to SCE at market prices.

On March 30, 2005, the Brea Project received an additional 90 day extension from South Coast to continue to operate under its current temporary variance. The control technology has been installed on one of the engines of the Project and initial testing in early June indicated that the control technology would allow the Project to meet the required emission standards. Subsequent to the initial testing but before final testing could be completed an unrelated electrical fault caused minor damage to the engine. Delay required to repair the damage may prevent final testing prior to the end of the current variance and, as a precautionary measure, the Trust has applied for an emergency variance to extend the current variance for a period of 15 days. Given that the Trust has acted in good faith to address the emissions compliance issue and that the control technology has a high likelihood of success, as demonstrated by the favorable initial tests, the Trust is confident that the emergency variance will be granted and that the Trust will be allowed to complete installation of the control technology on all the engines of the Project.

On June 14, 2005, the Managing Shareholder received notification from Wachovia Bank that its Line of Credit, as described in Note 6, was extended through September 30, 2005.




B. Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data for the years ended December 31, 2004 and 2003 is as follows:



                                                                         2004
-------------------------------------- ------------------- ---------------- ----------------- -------------------
                                            First               Second            Third            Fourth
                                           Quarter              Quarter          Quarter           Quarter
-------------------------------------- ------------------- ---------------- ----------------- -------------------
Revenue                                    $647,000             $779,000       $1,130,000          $790,000
-------------------------------------- ------------------- ---------------- ----------------- -------------------
Income (loss) from operations            (1,019,000)             163,000          625,000           243,000
-------------------------------------- ------------------- ---------------- ----------------- -------------------
Net income (loss)                        (1,077,000)             164,000          602,000           325,000
-------------------------------------- ------------------- ---------------- ----------------- -------------------



                                                                         2003
-------------------------------------- ---------------- ----------------- ------------------- -------------------
                                            First               Second            Third            Fourth
                                           Quarter              Quarter          Quarter           Quarter
-------------------------------------- ---------------- ----------------- ------------------- -------------------
Revenue                                    $731,000             $706,000       $1,072,000          $702,000
-------------------------------------- ---------------- ----------------- ------------------- -------------------
Income (loss) from operations               117,000             (132,000)      (1,366,000)           51,000
-------------------------------------- ---------------- ----------------- ------------------- -------------------
Net income (loss)                           100,000             (127,000)      (1,386,000)            4,000
-------------------------------------- ---------------- ----------------- ------------------- -------------------





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


The Trust dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Trust's Current Report on Form 8-K dated January 20, 2004, incorporated herein by reference.~There were no disagreements with PricewaterhouseCoopers LLP for the year ended December 31, 2002 or for the interim period through January 20, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

Item 9A. Controls and Procedures

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

Item 9B. Other Information.

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

(b)  Managing Shareholder.

Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member and sole manager of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts and Ridgewood LLCs as Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company.

The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized limited partnership funds that have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities, an NASD member, which has been the placement agent for the private placement offerings of the eight trusts and four LLCs sponsored by Ridgewood Renewable Power, LLC and the funds sponsored by Ridgewood Capital, which assists in offerings made by the Managing Shareholder and which is the sponsor of privately offered venture capital funds. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

Robert E. Swanson, age 58, has served as Chief Executive Officer of the Trust since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Randall D. Holmes, age 58, has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to that, he served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries.Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont ("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York. Mr. Holmes was also President of the Pepsi-Cola Operating Company of Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies. He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Trust, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Operating Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan School of Law. He is a member of the New York State bar.

Robert L. Gold, age 46, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through
September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

Douglas R. Wilson, age 45, was appointed Executive Vice President and Chief Financial Officer of RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs as of 15 April 2005. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the Other Power Trusts and for Ridgewood Venture Funds. Since May of 2002 Mr. Wilson has served as a Director, CEO and Finance Director for CLP Envirogas Ltd. ("Envirogas") which manages Ridgewood's UK landfill gas operations. Mr. Wilson has wide energy industry experience including hydrocarbon and project finance lending and investing and has participated in over $1 billion of financings. During his 22 years in the financial services industry Mr. Wilson has been with RepublicBank of Dallas, Shearson-Lehman Brothers and Bank of Tokyo. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania. It is anticipated that Mr. Wilson will continue to serve as an executive and Director of Envirogas during the remainder of its expansion phase which is estimated to be completed in 18-24 months. During this period Mr. Wilson will devote approximately 20-25% of his time to the affairs of Envirogas. It is not anticipated that this executive role at Envirogas will adversely affect performance of his duties as Executive Vice President and Chief Financial Officer.

Daniel V. Gulino, age 44, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, Other Power Trusts and the Ridgewood LLCs since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc., and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

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

(d) Executive Officers of the Trust.

Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Holmes is the President of the Trust and the other principal officers of the Trust are identical to those of the Managing Shareholder.

The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Holmes and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

The individuals subject to the requirements of Section 16(a) may not have filed a Form 3 for the year ended 2004 and~possibly prior years. However, each of these individuals~have filed a Form 3 in~year 2005 and~will maintain compliance with 16(a) as~required.

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

Allocations of costs are made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations are made in a manner consistent with generally accepted accounting principles. The following table sets forth the cost reimbursement to RPM.

                      2004        2003        2002        2001        2000
Cost
reimbursement
RPM               $1,923,454  $2,176,067  $2,418,929  $1,842,315  $1,255,007

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



(h)  Code of Ethics.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Trust sold 105.5 Investor Shares (approximately $10.5 million of gross proceeds) of beneficial interest in the Trust pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed on March 31, 1992. Further details concerning the offering are set forth above at Item 1-Business. No person beneficially owns 5% or more of the Investor Shares.

Ridgewood Renewable Power purchased for cash in the offering 1 Investor Share, equal to .9 of 1% of the outstanding Investor Shares, and Mr. Swanson purchased an additional 2.1 Investor Shares. The total cost of the 3.0 Investor Shares was $273,000. By virtue of its purchase of that Investor Share, Ridgewood Renewable Power is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other executive officers of the Trust acquired Investor Shares in the Trust's offering.

Ridgewood  Renewable  Power  was  issued  one  Management  Share  in  the  Trust representing the beneficial interests and management rights of Ridgewood Renewable Power in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). The management rights of Ridgewood Renewable Power are described in further detail above at Item 1 - Business and in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. Certain Relationships and Related Transactions.

Item 13. Certain Relationships and Related Transactions.

The Declaration provides that cash flow of the Trust, less reasonable reserves that the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder, from time to time, as the Trust deems appropriate. Under the Declaration of Trust, the Managing Shareholder receives 100% of current year profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder. Once cumulative profits equal cumulative losses allocated to the Managing Shareholder, current year profits are allocated 99% to the Managing Shareholder until the Investors receive cumulative distributions equal to their original investment ("Payout"). After Payout, the Managing Shareholder is entitled to receive 20% of current year profits. Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the Investors shall be limited to prevent the Investor from having a negative capital account.

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until the Investors have been distributed a cumulative amount equal to 15% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the remaining distributions for the year. Once Payout is reached, the Managing Shareholder is entitled to receive 20% of the distributions

In 2004 and 2003, the Trust made distributions to the Managing Shareholder as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Trust and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Paid to               2004       2003       2002        2001       2000
Managing
Shareholder          37,949    $68,118    $77,734     $87,406    $70,083


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

Item 14. Principal Accountant Fees and Services

     Audit Fees

The aggregate fees billed for professional services rendered by Perelson Weiner LLP for the audits of the Trust's annual consolidated financial statements for the years ended December 31, 2004 and 2003 and the reviews of the Trust's consolidated financial statements included in the Quarterly Reports on Form 10-Q for the year ended December 31, 2004 were approximately $31,000 and $26,000, respectively. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the reviews of the Trust's consolidated financial statements included in the Quarterly Reports on Form 10-Q for the year ended December 31, 2003 was approximately $17,000.

     Tax Fees

The aggregate fees billed for all tax services rendered by Perelson Weiner LLP for the years ended December 31, 2004 and 2003 were approximately $28,000 for each year. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     None.


     All Other Fees

     None.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

(a)  Financial Statements.

See the Index to Financial Statements in Item 8 hereof.

(b)  Reports on Form 8-K.

The Registrant filed a Form 8-K with the Commission on January 20, 2004 indicating that the Trust changed its Certifying Accountants by dismissing PricewaterhouseCoopers LLP and engaging Perelson Weiner LLP.

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

     99.1. Certifications under Section~906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson       Chief Executive Officer           July 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson       Chief Executive Officer           July 15, 2005
Robert E. Swanson

By:/s/ Douglas R. Wilson       Executive Vice President          July 15, 2005
Douglas R. Wilson              and Chief Financial
                               Officer

RIDGEWOOD RENEWABLE POWER LLC  Managing Shareholder              July 15, 2005
By:/s/ Robert E. Swanson       Chief Executive Officer
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this annual report on Form~10-K of the registrant;

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

4. The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:

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



Date: July 15, 2005
/s/ Robert E. Swanson



Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Douglas R. Wilson, Chief Financial Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1. I have reviewed this annual report on Form~10-K of the registrant;

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

4. The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:

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



Date: July 15, 2005
/s/ Douglas R. Wilson



Douglas R. Wilson
Chief Financial Officer