Form 10-Q
period 2005-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2005-07-18
CIK 924386

Microsoft Word 11.0.6359;


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

                         Commission file Number 0-24240

                        RIDGEWOOD ELECTRIC POWER TRUST I
            (Exact name of registrant as specified in its charter.)


Delaware                                                         22-3105824
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organizatio                                Identification No.)

1314 King Street, Wilmington, Delaware                                 19801
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

Ridgewood Electric Power Trust I
Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                                         March 31,               December 31,
                                                                            2005                      2004
                                                                      -----------------          --------------
                                                                        (unaudited)                 (audited)
Assets:
Cash and cash equivalents                                                    $ 743,926                 $ 734,192
Trade receivables                                                              341,149                   533,016
Due from affiliates                                                             34,074                     5,957
Other current assets                                                            33,388                    35,437
                                                                      -----------------          ----------------
       Total current assets                                                  1,152,537                 1,308,602

Investment:
Investment in Stillwater Hydro Partners, L.P.                                  706,246                   706,246
Investment in Ridgewood Rhode Island Generation LLC                          1,001,844                         -

Equipment held by Ridgewood Rhode Island Generation LLC                              -                 1,000,000

Plant and equipment:
Building                                                                       190,000                   190,000
Machinery and equipment                                                      1,406,405                 1,420,725
                                                                      -----------------          ----------------
                                                                             1,596,405                 1,610,725
Accumulated depreciation                                                    (1,394,703)               (1,382,363)
                                                                      -----------------          ----------------
                                                                               201,702                   228,362
                                                                      -----------------          ----------------

Electric power sales contract                                                2,207,778                 2,207,778
Accumulated amortization                                                    (2,207,778)               (2,207,778)
                                                                      -----------------          ----------------
                                                                                     -                         -
                                                                      -----------------          ----------------

        Total assets                                                       $ 3,062,329               $ 3,243,210
                                                                      -----------------          ----------------
Liabilities and Shareholders' Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses                                         $ 32,271                  $ 50,191
Accrued fuel expense                                                           179,999                    59,885
Accrued professional fees                                                       36,341                   126,889
Loan payable - current                                                         335,103                   327,934
                                                                      -----------------          ----------------
         Total current liabilities                                             583,714                   564,899
Loan payable - noncurrent                                                      228,148                   314,661
                                                                      -----------------          ----------------
       Total liabilities                                                       811,862                   879,560
                                                                      -----------------          ----------------

Commitments and contingencies

Shareholders' Equity (Deficit):
    Shareholders' equity (deficit) (105.5 investor shares issued and
    outstanding)                                                             2,592,571                 2,683,117
Managing shareholder's accumulated deficit
(1 management share issued and outstanding)
                                                                              (342,104)                 (319,467)
                                                                      -----------------          ----------------
         Total shareholders' equity (deficit)                                2,250,467                 2,363,650
                                                                      -----------------          ----------------

         Total liabilities and shareholders' equity (deficit)              $ 3,062,329               $ 3,243,210
                                                                      -----------------          ----------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------
                                                                                For the Three Months Ended
                                                                         -----------------------------------------
                                                                            March 31,                March 31,
                                                                               2005                    2004
                                                                         -----------------        ----------------
Power generation revenue                                                        $ 584,514               $ 647,406

Cost of revenue                                                                   459,710                 461,156
                                                                         -----------------        ----------------

Gross profit                                                                      124,804                 186,250
                                                                         -----------------        ----------------
Operating expenses:
General and administrative                                                         89,169                  63,785
Impairment of equipment                                                                 -               1,138,000
Management fee to managing shareholder                                              5,910                   9,237
                                                                         -----------------        ----------------
          Total operating expenses                                                 95,079               1,211,022
                                                                         -----------------        ----------------
Income (loss) from operations                                                      29,725              (1,024,772)
                                                                         -----------------        ----------------
Other (expense) income:
     Interest income                                                                    -                     814
     Interest expense                                                             (13,377)                (19,951)
     Equity loss from Stillwater Hydro Partners, L.P.                                   -                 (33,181)
     Equity income from Ridgewood Island Generation LLC                             1,844                       -
     Gain on sale of equipment                                                        500                       -
                                                                         -----------------        ----------------
          Total other income (expense)                                            (11,033)                (52,318)
                                                                         -----------------        ----------------

Net income (loss)                                                                $ 18,692            $ (1,077,090)
                                                                         -----------------        ----------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                            ----------------------------------------------
                                                                                     March 31,                 March 31,
                                                                                        2005                       2004
                                                                            --------------------       -------------------
Cash flows from operating activities:
     Net income (loss)                                                                 $ 18,692             $ (1,077,090)
                                                                            --------------------       -------------------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       26,660                   125,115
     Impairment of equipment                                                                  -                 1,138,000
     Equity loss from Stillwater Hydro Partners, L.P.                                         -                    33,181
     Equity income from Ridgewood Island Generation LLC                                  (1,844)                        -
     Gain on sale of equipment                                                             (500)                        -
     Changes in assets and liabilities:
       Trade receivables                                                                191,867                    24,466
       Other current assets                                                               2,049                   (15,805)
       Other assets                                                                           -                    22,570
       Accounts payable and accrued expenses                                            (49,920)                   (4,545)
       Accrued fuel expense                                                             152,114                   (62,575)
       Accrued professional fees                                                        (90,548)                  (75,009)
       Due to/from affiliates, net                                                      (28,117)                   44,224
                                                                            --------------------       -------------------
               Total adjustments                                                        201,761                 1,229,622
                                                                            --------------------       -------------------
               Net cash provided by operating activities                                220,453                   152,532
                                                                            --------------------       -------------------
Cash flows from investing activities:
      Proceeds from the sale of equipment                                                   500                         -
                                                                            --------------------       -------------------
               Net cash provided by investing activities                                    500                         -
                                                                            --------------------       -------------------
Cash flows from financing activities:
     Cash distributions to shareholders                                                (131,875)                 (422,000)
     Repayment of loans payable                                                         (79,344)                  (72,768)
                                                                            --------------------       -------------------
               Net cash used in financing activities                                   (211,219)                 (494,768)
                                                                            --------------------       -------------------

Net increase (decrease) in cash and cash equivalents                                      9,734                  (342,236)
Cash and cash equivalents, beginning of year                                            734,192                   835,739
                                                                            --------------------       -------------------
Cash and cash equivalents, end of period                                              $ 743,926                 $ 493,503
                                                                            --------------------       -------------------
Supplemental Cash Flow Disclosure:
Interest paid                                                                          $ 13,377                  $ 19,951
                                                                            --------------------       -------------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust I
Note to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1.  General

The accompanying unaudited consolidated financial statements of Ridgewood Electric Power Trust I (the "Trust") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition of the Trust have been included. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The Trust accounted for its investment in Stillwater Hydro Partners, L.P. ("Stillwater") under the equity method of accounting through December 31, 2004. Accordingly, the Trust's share of the operating result of Stillwater is included in the consolidated statements of operations for the year ended December 31, 2004. Effective January 1, 2005, the Trust adopted Emerging Issues Task Force ("EITF") 02-14 and changed its method of accounting for its investment in Stillwater to the cost method.

On January 1, 2005, Ridgewood Olinda and Ridgewood Rhode Island Generation LLC (RRIG") agreed to terminate their October 2003 engine lease agreement. On the same day, Ridgewood Olinda, RRIG and Ridgewood Power B Fund/Providence Expansion entered into a new agreement which provides Ridgewood Olinda a 15% membership interest in RRIG in exchange for the transfer of engines. As such, effective January 1, 2005, the Trust accounts for its investment in RRIG using the equity method of accounting.


Defined terms that are not defined herein shall have the meaning ascribed to them in the Trust's Annual Report on Form 10-K

2. Summary Results of Operations for Stillwater Hydro Partners, L.P.

Summary results of operations for Stillwater Hydro Partners, L.P., are as follows:

                                     Three Months
                                      Ended March 31,
                                    -------------------
                                            2004
                                    -------------------
Revenue                                 $ 235,000
Total expenses                            337,000
                                    -------------------
Net loss                               $ (102,000)
                                    -------------------

3. Summary Results of Operations for Ridgewood Rhode Island Generation LLC.

Summary results of operations for Ridgewood Rhode Island Generation LLC., are as follows:

                                     Three Months
                                      Ended March 31,
                                    -------------------
                                           2005
                                    -------------------
Revenue                                 $ 360,201
Total expenses                            347,908
                                    -------------------
Net Income                               $ 12,293
                                    -------------------

4.  Brea Project

As stated in the Trust's 2004 Annual Report on Form 10-K, on March 23, 2005, the power contract between the Brea Project and Southern California Edison ("SCE") terminated. On March 23, 2005, the Brea Project executed a new standard offer power contract with SCE which has a five year term and may be cancelled by the Trust at anytime for any reason upon providing SCE with thirty days advance written notice. Under a standard offer contract, the Brea Project will sell its electric energy to SCE at market prices.

Also as stated in the Trust's 2004 Annual Report on Form 10-K, the Brea Project is required to comply with certain environmental regulations of the South Coast Air Quality Management District ("South Coast"), the air pollution control agency for Orange County and major portions of Los Angeles, San Bernardino and Riverside counties in Southern California. The South Coast promulgated Rule 1110-2 regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at the Brea Project (the "Rule"). According to the Rule, existing and newly installed, electric, generating engines were required to be in compliance with the new emissions levels by January 1, 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. Based on their configuration and operation at the time, the electric generating engines used by the Brea Project did not comply with the Rule. As a result, the Brea Project, received a short-term variance of the Rule's to June 30, 2005 to allow the Brea Project to install certain "control technology", which is intended to enable the Brea engines to operate at or below the emission levels required by the Rule. The control technology has been installed on one of the engines of the Project and initial testing in early June indicated that the control technology would allow the Project to meet the required emission standards. Subsequent to the initial testing but before final testing could be completed an unrelated electrical fault caused minor damage to the engine. Delay required to repair the damage may prevent final testing prior to the end of the current variance and, as a precautionary measure, the Trust has applied for an emergency variance to extend the current variance for a period of 15 days. Given that the Trust has acted in good faith to address the emissions compliance issue and that the control technology has a high likelihood of success, as demonstrated by the favorable initial tests, the Trust is confident that the emergency variance will be granted and that the Trust will be allowed to complete installation of the control technology on all the engines of the Project. . The Trust believes that the control technology will enable the Brea Project to operate for an indefinite period and maintain compliance with the Rule. So long as the Brea Project complies with the Rule, the Trust expects that it will generate and sell its electric output to SCE under its new standard offer contract. Under a standard offer contract, Brea will sell its output to SCE at essentially market prices, which currently are approximately $.06/kwh. Although current market prices under a standard offer contract are high compared to historical levels and the Trust can not guarantee that they will remain at such levels.

5.  Ridgewood Olinda

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

Ridgewood Power B Fund/Providence Expansion holds the remaining 85% interest in Ridgewood Rhode Island Generation LLC.

6.  Related Party Transactions

Pursuant to an agreement with the Trust's projects, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to Ridgewood Renewable Power, LLC, the Managing Shareholder, through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects owned by the Trust. Ridgewood Management is reimbursed by the Trust's the projects at its cost for the services it provides such projects and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by Ridgewood Management. For the three months ended March 31, 2005 and 2004, Ridgewood Management charged the Brea Project $25,534 and $34,290, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Brea and Olinda projects for all of the direct operating and non-operating expenses incurred during the period.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2005 and December 31, 2004, the Trust had outstanding amounts due from the following affiliates:

                                                      Due From
                                         ---------------------------------------
                                            March 31,           December 31,
                                              2005                   2004
                                         ---------------------------------------
Ridgewood Power Management                  $ 33,362                $ 5,245
Other Affiliates                                 712                    712
                                         ---------------------------------------
        Total                               $ 34,074                $ 5,957
                                         ---------------------------------------




7.   Subsequent Events

On June 14, 2005, the Managing Shareholder received notification from Wachovia Bank that its Line of Credit was extended through September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission.
Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the subsidiaries owning the Olinda Projects, which includes Brea Power Partners, L.P. ("Brea") and Ridgewood Olinda, L.L.C. ("Olinda"), and the mobile power modules. The Trust used the equity method of accounting for its 32.5% investment in Stillwater Hydro Partners, L.P., effective January 1, 2005, the Trust accounts for its investment in Stillwater under the cost method. Effective January 1, 2005, the engine lease agreement between Ridgewood Olinda and RRIG was terminated and Ridgewood Olinda received a 15% membership in RRIG. As such, the Trust accounts for its investment in RRIG using the equity method of accounting.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2004 Form 10-K. There have been no substantive changes to those policies and estimates.

Outlook

The Brea and Stillwater Projects are Qualified Facilties currently selling their electric output to utilities. Stillwater operates under a long-term Power
Contract expiring in 2028. The Brea Project operates under a standard offer contract which has a five year term and is cancelable by the Trust at anytime upon providing thirty days advance written notice. Under a standard offer contract, the Brea Project will sell its electric energy at market prices. There can be no assurance that future market prices will be sufficient to allow the Brea Project to operate profitably.

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

RRIG has not yet procured a long-term contract for its electric power and is selling currently to the New England ISO and receiving the "spot price" for its power and renewable attributes. The Olinda Project is a member of RRIG and will be allocated profits and losses and will receive distributions in accordance with its ownership percentage. There is no guarantee that the current favorable market prices RRIG has experienced can be sustained or that an acceptable long-term power contract can be procured.

Results of Operations

Revenue decreased $62,000, or 10%, to $585,000 in the first quarter of 2005 from $647,000 in the first quarter of 2004. The decrease is attributable to the Brea Project curtailing operations, thus reducing power generation in the current period in order to install a portion of the emission modification equipment necessary to comply with the recently enacted South Coast air emission standards.

Cost of revenue for the first quarter of 2005 was $460,000 compared to $461,000 in the first quarter of 2004. Although the net change in cost of revenue was consistent with the prior year, the Brea Project experienced an increase in repair and maintenance costs as a result of the modification of its engines as it continues to work towards emission compliance. Depreciation and amortization decreased by $98,000 in the current quarter as a result of the expiration of the power purchase agreement and the decrease in the value of the Brea Project, which recorded an impairment charge of $1,138,000 in the first quarter of 2004.

Gross profit, which represents revenue reduced by cost of revenue, decreased from $186,000 in 2004, to $125,000 in 2005. The decrease is primarily the result of the Brea project generating lower revenue in the current period.

General and administrative expenses increased $25,000 to $89,000 in the first quarter of 2005 from $64,000 in the first quarter of 2004. General and administrative expenses in both years consist of fees incurred by the Trust associated with retained professional firms to assist it with various projects, including, but not limited to, the process of obtaining the variance extension for the Brea Project.

The management fee for the first quarter of 2005 was $6,000 compared to $9,000 for the first quarter of 2004. The decrease is the result of the Trust's lower net asset balance upon which the management fee is computed.

In the first quarter of 2004 the Trust recognized an impairment charge on equipment used in power generation projects of $1,138,000, of which, $1,100,000 is the write down of the Brea Project and the remaining $38,000 is related to the mobile power modules.

Income (loss) from operations improved by $1,054,000 to income of $30,000 for the quarter ended March 31, 2005. The increase in income is primarily the result of the decrease in the impairment of equipment used in power generation projects, partially offset by the decrease in gross profit in the current period.

Interest expense decreased $7,000 from $20,000 for the first quarter of 2004, to $13,000 for the first quarter of 2005. The decrease is due to the lower balance of outstanding principal.

Effective January 1, 2005, the Trust adopted EITF 02-14 and accordingly began to account for its investment under the cost recovery method. As a result, the Trust did not recognize equity income/loss from the Stillwater Hydro Project for the first quarter of 2005. The Trust recorded an equity loss of $33,000 for the first quarter of 2004.

Effective January 1, 2005, the engine lease agreement between Ridgewood Olinda and RRIG was terminated and Ridgewood Olinda received a 15% membership in RRIG. Accordingly, the Trust recorded equity income of $2,000.

Net income increased $1,096,000, to income of $19,000 in the first quarter of 2005. The increase in net income is primarily the result of the increase in income from operations described above.

Liquidity and Capital Resources

At March 31, 2005, the Trust had cash and cash equivalents of $744,000 an increase of $10,000 compared to December 31, 2004. The increase is the net effect of the $220,000 received from operating activities offset by the $132,000 of distributions paid to shareholders and $79,000 in repayment of loans.

The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions for the next twelve months. The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, payments for certain administrative, accounting and legal services to third persons, and scheduled long-term debt payments related to the equipment at the Ridgewood Rhode Island Generation facility. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

Cash provided by operating activities for the three months ended March 31, 2005 was $220,000 compared to $153,000 for the three months ended March 31, 2004. The increase in cash flow is in part due to the lower outstanding trade receivables at March 31, 2005.

In the second half of 2004, the Trust decided to reduce its distributions in order to conserve cash in anticipation of the modification the Brea Project would require to comply with the impending stricter emission standards. Cash used in financing activities in the first quarter of 2005 of $211,000 represented distributions to shareholders of $132,000 and payments of $79,000 to reduce loans payable on the Olinda Project. Cash used in financing activities in the first quarter of 2004 of $495,000 represented distributions to shareholders of $422,000 and payments of $73,000 to reduce loans payable on the Olinda Project.

On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. Recently, Wachovia Bank and the Managing Shareholder amended the Credit Agreement again to extend its expiration to September 30, 2005. As part of the Credit Agreement, the Trust separately agreed with Wachovia Bank to limit its ability to incur indebtedness, liens and provide guarantees.

The Trust's significant long-term obligation is limited to $563,000 of loans payable through 2006 related to the equipment located at and contributed to Ridgewood Rhode Island Generation. In return for such contribution, the Trust received a 15% ownership interest in Ridgewood Rhode Island Generation LLC. The Brea Project has certain long-term obligations relating to its Gas Agreement, which requires the Brea Project to pay a minimum of $720,000 per year to its gas supplier through 2018. These obligations are not guaranteed by the Trust.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates and the market price of electricity. As the Brea Project now operates under a standard offer contract, the electricity generated will be sold at current market prices. The Trust does not anticipate any changes in its primary market risk exposure. The Trust does not trade in market risk sensitive instruments.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION Item 6. Exhibits

Exhibit 32.1 -  Section 1350 Certification of Officers

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RIDGEWOOD ELECTRIC POWER TRUST I
                                   Registrant


July 15, 2005                       By /s/ Douglas R. Wilson
Date                                Douglas R. Wilson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED



I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1.I have reviewed this quarterly report on Form~10-Q of the registrant;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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



Date: July 15, 2005

/s/ Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Douglas R. Wilson, Chief Financial Officer of Ridgewood Electric Power Trust I ("registrant"), certify that:

1.I have reviewed this quarterly report on Form~10-Q of the registrant;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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