Form 10-K
period 2005-12-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2007-10-04
CIK 924386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-24240

RIDGEWOOD ELECTRIC POWER TRUST I
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3105824
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, DE 19801
(Address of Principal Executive Offices, including Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at June 30, 2007 was 105.5.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2005 (this “Form 10-K”) being filed by Ridgewood Electric Power Trust I (the “Trust”) contains complete audited financial statements of the Trust for the years ended December 31, 2005, 2004 and 2003 and interim financial information presented for each quarter during those periods, in each case, which are presented on a restated basis to the extent previously filed by the Trust.   This Form 10-K is being filed by the Trust in lieu of the Trust separately filing with the United States Securities and Exchange Commission (the “SEC”) its delinquent Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, respectively, and restatements of (i) the Trust’s Annual Reports on Form 10-K for each of the years ended December 31, 2004 and 2003 and (ii) the Trust’s Quarterly Reports on Form 10-Q for each of the quarterly periods during the years 2003 and 2004 and for the quarter ended March 31, 2005, as discussed below (the foregoing quarterly and annual reports of the Trust herein are collectively referred to as the “Reports for the Historical Periods” and each such report is referred to herein as a “Report for a Historical Period”).  This Form 10-K does not contain financial information, or discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for periods ended prior to January 1, 2003.

This Form 10-K includes the financial and other disclosures required to be made by the Trust in each of the Reports for the Historical Periods.  To the extent that a Report for a Historical Period was previously filed with the SEC, the information contained in this Form 10-K amends, restates and supersedes in its entirety the information contained in such report for periods commencing on or after January 1, 2003.  Except as noted above, this Form 10-K also includes the financial and other information that would have otherwise been required to have been provided in the Trust’s delinquent Annual Report on Form 10-K for the year ended December 31, 2005, had such report been filed with the SEC.

As previously disclosed in Forms 8-K filed with the SEC, (i) the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Reports on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three-month period ended March 31, 2005 filed with the SEC, including applicable reports of its prior independent registered public accounting firms (the “Previously Issued Financial Statements”), should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated to conform to generally accepted accounting principles (“GAAP”).  The determination to restate these financial statements and selected financial data was made by the Trust and Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust (the “Managing Shareholder”) as a result of the identification of errors, including the misapplication of the equity method of accounting, a required re-audit of the financial statements of one of its investments (filed as Exhibit 99.1 in this Form 10-K), accounting for impairments and accounting for professional services.  The Trust has discussed these matters with its independent registered public accounting firm.  As these errors were material to the Trust’s consolidated financial statements and selected financial information filed with the SEC, the Trust has concluded that it must restate the consolidated financial statements of such prior periods to correct misstatements therein.

On March 5, 2007, the Trust filed a Form 15 with the SEC suspending its duty to file reports under Section 13 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) for the purpose of terminating its registration under Section 12(g) of the Exchange Act.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Trust’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Trust’s control, that may cause the Trust’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on May 9, 1994. It was organized to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, L.P. (the "Partnership").  The Partnership was a Delaware limited partnership, which was organized in March 1991 to participate in the development, construction and operation of independent power generating facilities. The Partnership raised $10.5 million in a single private offering conducted in late 1991 and early 1992. On June 15, 1994, with the approval of the partners, the Partnership was combined into the Trust, which acquired all of the Partnership’s assets and which became liable for all of the Partnership’s obligations.  In exchange for their interests in the Partnership, the investors in the Partnership received an equivalent number of Investor Shares (as defined below) in the Trust. The Partnership was subsequently dissolved.

The Trust made an election to be treated as a “business development company" ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 26, 1994 the Trust notified the SEC of that election and registered its shares of beneficial interest (the "Investor Shares") under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 25, 1994 the election and registration became effective.  Ridgewood Renewable Power LLC (the "Managing Shareholder" or “RRP”), a New Jersey limited liability company, is the managing shareholder of the Trust. The Managing Shareholder has complete control of the day-to-day operation of the Trust and is not regularly elected by the Investors.

As a BDC, the Trust was required to have a board of "independent trustees" that, among other things, reviewed and consented to certain affiliated and other transactions that the Trust may have considered.  However, the Trust reached a point at which it was fully invested and believed there was no further need for BDC status.  In 2001, the holders of a majority of Investor Shares consented to withdraw the Trust’s election to be treated as a BDC and to make the required amendments to its Declaration of Trust to give effect to the withdrawal.  This included eliminating the requirement to have independent trustees.  In January 2002, the Trust filed with the SEC a notification to withdraw its election to be treated as a "business development company."

The Trust’s projects have focused primarily on small-scale electricity generation projects using renewable sources of fuel.  These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.  While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust then had investments were located in the United States.  As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 14 megawatts (“MW”) and a hydroelectric generating project with a total capacity of 3.5MW.

There is no public market for Investor Shares and one is not likely to develop.  In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust and applicable federal and state securities laws. As of June 30, 2007, the Trust had 105.5 Investor Shares outstanding, held by 235 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.  With respect to project investment, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In the case of the Trust’s landfill projects, RRP performs (or arranges for the performance of) the operation and maintenance of the projects as well as the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 1% of the total net asset value of the Trust and (ii) a 20% interest in the cash distributions made by the Trust after such time as the investors have received distributions equal to their original investment. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder.  RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Trust.  RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites.  These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2005 detailing the nature of the business and the portion of the investment owned by the Trust.

Company	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Brea	100%	Leased	Electricity generation	Slab/steel frame

Providence Expansion[3]	15%	Leased	Electricity generation	Containerized

Stillwater[4]	32.5%	Owned	Hydroelectric generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Co-owned with Ridgewood Power B Fund/Providence Expansion (85%) (“B Fund”).

[4]	Co-owned with investors unaffiliated with the Trust.

Brea

In October 1994, the Trust formed Brea Power Partners, L.P. as a Delaware limited partnership (“Brea”). In October 1994, Brea invested in a partial ownership interest in a 5.5MW landfill gas-fired electric generating facility and related gas processing plant at the Olinda landfill site in Brea, California.  The Brea project uses methane-containing gas produced by the landfill to fuel reciprocating engine/generator sets for the purpose of generating electricity for sale.  The landfill is owned and operated by the County of Orange, California and the gas is collected from the landfill by GSF Energy LLC (“GSF”) under the terms of their gas lease agreement.  The gas is then treated, sold and delivered to the Brea project by GSF under the terms of a gas purchase agreement. The project began commercial operation in 1984 and the equipment has undergone such modifications as the Trust believes are necessary for compliance with current applicable regulations.

In May 1997, Brea purchased, from GSF, the portion of the generating facility it did not already own and assigned to GSF its interest in the gas processing plant.  The aggregate purchase price of the Trust’s investments in the Brea project is approximately $5.9 million including the assumption of liabilities and acquisition costs.

At the time of the investments by the Trust, electricity generated by the project was sold to Southern California Edison (“SCE”) under a long term electricity sales contract.  In accordance with its rights under the contract, SCE provided written notice to Brea in 2000 that it had elected to terminate the electricity sales contract as of March 23, 2005.   After such termination, Brea began selling its electric output to SCE at market prices.

Brea is required to comply with certain environmental regulations of the South Coast Air Quality Management District (“South Coast”), the air pollution control agency for a portion of Southern California, including Orange County. In the first quarter of 2004, South Coast promulgated Rule 1110-2 (the “Rule”) regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions level requirements to its equipment on such engines, which include the generating engines used by Brea. According to the Rule, existing and newly installed, electric generating engines were required to be in compliance with the new emissions levels by January 1, 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. At that time, the electric generating engines used by Brea could not comply with the Rule. Prior to the required compliance date, Brea informally requested, and received from South Coast on December 16, 2004, a temporary short-term variance of the Rule’s application, to allow Brea to make modifications that were intended to enable the Brea engines to operate at or below the emission levels required by the Rule.  In 2005, Brea was able to demonstrate its ability to operate under the Rule.

The Trust is currently exploring the possibility of expanding the electricity generating facilities at the site.  In February 2007, Brea entered into a long-term electricity sales contract with the City of Anaheim, California as a means of securing a market for the output of the facility expansion and anticipates selling the output of the existing project under the contract until the expansion is operational.  Also, effective May 2007, Brea took assignment of the gas rights of GSF at the Olinda landfill as a means of having greater control over the fuel supply of the expanded facility, should it be built.

Providence Expansion

Ridgewood Rhode Island Generation LLC (“RRIG” or “Providence Expansion”) was formed as a Delaware limited liability company in December 2002, to utilize methane-containing landfill gas produced by the landfill at Johnston, Rhode Island that was surplus to the needs of an existing generating facility owned by affiliates of the Trust.

The RRIG project is an 8.5MW facility on two compounds made up of six reciprocating engine/generator sets (“gensets”).  Initially, two gensets with a total capacity of 2.5MW were leased by Ridgewood Olinda, LLC to RRIG, which began generating electricity in 2004.  Ridgewood Olinda LLC (“Ridgewood Olinda”) is a Delaware limited liability company that is 100% owned by the Trust. These gensets had originally been acquired in 2001 for utilization in an expansion of generation at the Olinda landfill (the “Olinda Project”), but this project was discontinued in 2002 and the equipment remained idle from then until its redeployment to the Providence Expansion in 2003. In January 2005, these gensets were contributed to RRIG in exchange for a 15% ownership in RRIG. Additionally, in October 2005, the project commissioned four additional gensets on a separate compound, bringing the total generating capacity of the Providence Expansion to 8.5MW.

Landfill gas is supplied to the RRIG project from a portion of the Landfill by the Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, under the terms of a long-term landfill gas delivery agreement between RRIG and RIRRC.  RRIG pays a royalty to RIRRC, the amount of which is based on the net revenue and net profit of RRIG and on the quantity of gas used by RRIG.

The Providence Expansion sells its output in the spot or day-ahead wholesale electricity market and the output from the plant is qualified for renewable energy incentives in Massachusetts and Connecticut.  A portion of these incentives are eligible to be sold to a power marketer under an agreement that continues through 2009.  The output of four gensets, representing 70.6% of the generating capacity, also qualifies for Section 45 federal tax credits.  The federal tax credits are expected to continue until the tenth anniversary of the commissioning of the gensets, or October 2015.

The Trust, along with the B Fund, is evaluating expansion activities at the RRIG site. If such expansion were to occur, the Trust may make an additional investment into RRIG.

Stillwater

In October 1991, the Trust acquired, for $1 million, a 32.5% general partner’s interest in Stillwater Hydro Partners, LP (“Stillwater”), a Delaware limited partnership whose sole business is the construction, ownership and operation of a 3.5MW hydroelectric facility, located on the Hudson River in Stillwater, New York.  At the time of the investment, the project was under construction and commenced operations in May 1993. Electricity generated by Stillwater is sold to the Niagara Mohawk Power Corporation under a long-term electricity sales agreement that expires in 2028.

After commissioning, certain design flaws were discovered that prevented the project from attaining its design output; therefore, in May 1994, the Trust, as provided for in the partnership agreement, elected to exchange its general partner interest for a 32.5% limited partnership interest and withdraw from the partnership in exchange for, and upon payment of, a priority distribution from the partnership.  The priority distribution is $1 million plus accrued interest at 12% per year and is to be paid from available cash flow from the project. In accordance with the terms of the withdrawal, the Trust does not relinquish its limited partnership interest until it receives the priority distribution including all accrued interest thereon.

Construction of the Stillwater project was financed, in part, with borrowed funds and, because of its historical performance, all available cash flow from the Stillwater project is currently, and has been since commissioning, applied to meet its debt service obligations.  To date, no payments have been received by the Trust and, based on current operating levels, the Trust does not expect to begin receiving payments until at least 2010.

On June 1, 2006, Stillwater and Boralex Stillwater LLC (“Boralex”) entered into an Asset Purchase Agreement providing for the purchase of the assets of Stillwater by Boralex.  The parties were unable to complete such purchase and the Asset Purchase Agreement terminated.

Mobile Power Units

In the third quarter of 1999, the Trust purchased for $710,000 two mobile electric power generating units. Due to the increases in competition and production of newer more efficient generating models, the Trust experienced continued decreases in rental revenue.  The Trust decided in 2003 to sell these units, and they were sold in the second quarter of 2004 for proceeds of $205,000.

 Significant Customer and Supplier

During 2005, 2004, and 2003, the Trust’s largest customer, Southern California Edison Company (“SCE”), accounted for 100%, 100%, and 99.8%, respectively, of total revenues.  During 2005, 2004 and 2003, the Trust purchased 100% of its gas from one supplier, GSF Energy, LLC (“GSF”).

Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The Brea and Providence Expansion projects of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust.

Stillwater is characterized by high degrees of variability and seasonality.  Stillwater’s hydroelectric project is considered run-of-river, meaning that it generates electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Stillwater does not make payments for throughput water.

Competition

The Trust’s power generation projects can generally sell their production at prevailing market prices, and, as such, do not generally face direct competition in the sale of the electricity they generate.

Seasonality/Weather Effects

The output of the Stillwater project is affected by seasonal weather patterns including rainfall and snowpack runoff.  These factors tend to concentrate the output of this project in the spring and fall with little or no output in the winter and summer months. Because river flows are the dominant factor in determining the output of the Stillwater project, output can vary widely from year-to-year based on amounts of rain and snowfall.

Government Incentives and Regulation

Certain of the projects of the Trust qualify for incentives because of their location or their use of renewable fuels.

The Stillwater project operates under the terms of the Federal Energy Regulatory Commission (“FERC”) licenses issued to them. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

The output of the Providence Expansion qualifies for tax credits under IRS Code Section 45 (1986) due to the project’s use of a qualified renewable fuel to generate electricity.  The tax credit benefits attributable to the ownership of the project by the Trust are allocated to the shareholders pursuant to the terms of the Trust Declaration.

The Providence Expansion project also derives revenue from certain state-level incentive programs that require a minimum portion of the electricity delivered by utilities to consumers in the applicable states to be generated from qualifying renewable fuel sources.  To the extent that these minimum requirements are not met by the subject utility, that utility could face fines and penalties.  By providing qualifying electricity that allows subject utilities to avoid some or all of these fines and penalties, the Providence Expansion project can receive an economic benefit.

Brea is required to comply with certain environmental regulations of the South Coast Air Quality Management District as further discussed in this section under the heading “Brea”.

Financing Arrangements

The Trust uses debt to finance certain of the acquisitions and the operation of certain of its investments.  Such financing arrangements are specific to the investment financed and are made at the operating company level.  These financing arrangements are non-recourse to the Trust and the Trust provides no guarantees of the amounts borrowed under such financing arrangements.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust.  These policies include, where appropriate and economical, property and casualty, business interruption and workman’s compensation with underwriters and carriers the Trust believes, in consultation with its advisors, to be appropriate.  Certain of the insurance carried by the Trust is required by the lenders to certain of its investee companies.

Employees

The Trust does not have employees.  The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust and the Managing Shareholder is 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder also maintains offices at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and a phone number of 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Exchange Act.  The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

Where You Can Get More Information

The Trust files annual, quarterly and current reports and certain other information with the SEC.  Persons may read and copy any documents the Trust files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation at the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Managing Shareholder at its business address - 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Reports to Shareholders

The Trust does not anticipate providing annual reports to shareholders but will make available upon request copies of the Trust’s periodic reports to the SEC on Form 10-K and on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses and significant deficiencies in its internal controls over financial reporting.

Material weaknesses and significant deficiencies in internal controls over financial reporting have been identified in connection with the Trust’s audits. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient controls and procedures over financial reporting. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties.

The operations of the Trust have limited capital, limited access to new capital and have obligations to third parties for borrowed money.

The Trust’s investments, but not the Trust itself, utilizes debt financing, which increases the variability of results and increases the financial risk of the Trust.   The rights of the Trust to the cash flow of the projects are subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from the investments.  Also, the Trust does not maintain significant reserves for contingencies to offset this risk.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability.  While it is difficult to displace the existing projects of the Trust from their customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s projects or drive up the costs of its feedstock resources.

The projects of the Trust depend on the near-continuous operation of their equipment.  Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected.  The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes reciprocating engine generator sets and hydroelectric generating equipment.  This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time.  This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity.  In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that makes up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

This area of risk is inherently difficult to predict but could include, among other things, requirements on the part of regulators for owners of dams or hydroelectric generators to provide for fish passages either upstream or downstream of a dam.  Such changes could increase costs at affected projects or prevent certain projects from operating.

The Providence Expansion project, in which the Trust has an investment, derives a significant portion of its revenue from renewable energy incentive programs sponsored by state governments.  Should states reduce, eliminate or change the compliance requirements for these programs, such changes could have a materially adverse impact on the financial performance of Providence Expansion.

The Trust’s hydroelectric business can be affected by adverse weather conditions.

The Stillwater hydroelectric project relies on rainfall and snowfall to provide water flow for electricity production.  Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue.  The project is entirely dependent on the water flow through where it is located.

The Trust or the Managing Shareholder may become involved in litigation.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although, it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Trust to be remote. However, the Trust could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Trust.  In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have severe restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

The Trust’s shares are illiquid investments. There is currently no market for these shares and one is not likely to develop. Because there may be only a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the Trust’s Declaration of Trust and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither the Trust nor the Managing Shareholder will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the Declaration of Trust and applicable law, and all such sales or transfers require the Trust’s consent, which it may withhold at its sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

Shareholders are not permitted to participate in the Trust’s management or operations and must rely exclusively on the Managing Shareholder.

Shareholders have no right, power or authority to participate in the Trust’s management or decision making or in the management of the Trust’s projects. The Managing Shareholder has the exclusive right to manage, control and operate the Trust’s affairs and business and to make all decisions relating to its operation.

The Trust’s assets are generally illiquid and any disposition of Trust assets is at the discretion of the Managing Shareholder.

The Trust’s interest in projects is illiquid. However, if the Trust were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the project or interest being sold, the number of potential purchasers and the economics of any bids made by them. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold.  Consequently, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

The Trust indemnifies its officers, as well as the Managing Shareholder and its employees, for certain actions taken on its behalf. Therefore, the Trust has limited recourse relative to these actions.

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

The Managing Shareholder is entitled to receive a management fee regardless of the Trust’s profitability and also receives cash distributions.

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 1% of total net asset value of the Trust. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

Cash distributions are not guaranteed and may be less than anticipated or estimated.

Distributions depend primarily on available cash from project operations. At times, distributions may be delayed to repay the principal and interest on project or Trust borrowings, if any, or to fund other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

Because the Managing Shareholder manages other electricity generation and infrastructure Trusts, it may have conflicts of interest in its management of the Trust’s operations.

Shareholders will not be involved in the management of the Trust’s operations.  Accordingly, they must rely on the Managing Shareholder’s judgment in such matters. Inherent with the exercise of its judgment, the Managing Shareholder will be faced with conflicts of interest. While neither the Trust nor the Managing Shareholder have specific procedures in place in the event of any such conflicting responsibilities, the Managing Shareholder recognizes that it has fiduciary duties to the Trust in connection with its position and responsibilities as Managing Shareholder and it intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Managing Shareholder and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all parties affected by any such conflicts of interest.  However, the Managing Shareholder is not liable to the Trust for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Trust is organized as a Delaware trust and the Managing Shareholder has qualified the Trust as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

•	The Trust may recognize income taxable to the shareholders but may not distribute enough cash to cover the income taxes owed by shareholders on the Trust’s taxable income.

•	The allocation of Trust items of income, gain, loss, and deduction may not be recognized for federal income tax purposes.

•
All or a portion of the Trust’s expenses could be considered either investment expenses (which would be deductible by a shareholder only to the extent the aggregate of such expenses exceeded 2% of such shareholder’s adjusted gross income) or as nondeductible items that must be capitalized.

•
All or a substantial portion of the Trust’s income could be deemed to constitute unrelated business taxable income, such that tax-exempt shareholders could be subject to tax on their respective portions of such income.

•	If any Trust income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder trust could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax.

The IRS may audit the Trust’s tax returns. Any audit issues will be resolved at the Trust level by the Managing Shareholder. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of the shareholders, which may require payment of additional taxes, interest, and penalties. An audit of the Trust’s tax return may result in the examination and audit of a shareholder’s return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder’s return that are unrelated to the Trust’s operations. Each shareholder bears the expenses associated with an audit of that shareholder’s return.

In the event that an audit of the Trust by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the underpayment and may be subject to substantial penalties.

The tax treatment of the Trust can not be guaranteed for the life of the Trust.  Changes in law or regulations may adversely affect any such tax treatment.

Deductions, credits or other tax consequences may not be available to shareholders. Legislative or administrative changes or court decisions could be forthcoming which would significantly change the statements herein. In some instances, these changes could have substantial effect on the tax aspects of the Trust. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect some of the tax consequences of the Trust.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner.  On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000.  Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of June 30, 2007, December 31, 2005 and 2004, there were 235 holders of Investor Shares. At December 31, 2003, there were 234 holders of Investor Shares.

Dividends

Trust distributions for the three years ended December 31, 2005 were as follows (in thousands, except per share amounts):
	2005	2004	2003
Distributions to Investors	$210	$1,076	$1,690
Distributions per Investor Share	1,991	10,199	16,009
Distributions to Managing Shareholder	53	269	17

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited financial statements included in this Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods. For further discussion, see Note 2 to the Trust’s Consolidated Financial Statements included in this Form 10-K.

	December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
		(Restated)	(Restated)
Consolidated Statement of Operations Data (1):
Revenues	$2,155	$3,346	$3,211	$3,263	$4,141
Net income (loss)	296	(211)	(1,388)	102	1,455
Net income (loss) per Investor Share	2,249	(1,597)	(13,019)	956	13,652

Consolidated Balance Sheet Data (2):
Plant and equipment, net	$585	$1,000	$2,513	$4,672	$4,922
Total assets	3,299	2,840	4,752	8,292	9,369
Long-term debt (less current portion)	-	315	653	953	1,228
Shareholders' equity	2,047	2,014	3,570	6,812	7,773

(1)	Revenue decrease beginning in 2005 was due to plant outages associated with project modifications required by new air emissions standards set by the South Coast Air Quality Management District.

(2)	Plant and equipment and total assets decrease beginning in 2003 was due to the impairment of Brea and Ridgewood Olinda plant and equipment.

Quarterly financial information is derived from unaudited financial data, which, in the opinion of management, reflects all adjustments, which are necessary to present fairly the results for such interim periods. It is suggested that the quarterly financial data be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$1,188	$2,555	$2,508	$467	$1,129	$1,071
Net (loss) income	(285)	(194)	(1,446)	(10)	319	(1,379)
Net (loss) income per Investor Share	(2,157)	(1,474)	(13,568)	(162)	2,414	(12,941)

(in thousands)	September 30,
	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$615	$ 1,378	$ 2,559
Total assets	2,736	2,986	5,047
Long-term debt (less current portion)	49	409	730
Shareholders' equity	1,466	2,109	3,942

	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$721	$1,426	$1,437	$136	$779	$707
Net loss	(275)	(513)	(67)	(306)	(180)	(117)
Net loss per Investor Share	(2,089)	(3,888)	(627)	(2,319)	(1,365)	(1,093)

(in thousands)				June 30,
				2005	2004	2003
Consolidated Balance Sheet Data:					(Restated)	(Restated)
Plant and equipment, net				$367	$1,756	$4,487
Total assets				2,223	3,163	6,914
Long-term debt (less current portion)				140	492	806
Shareholders' equity				1,475	2,213	5,746

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$585	$647	$730
Net income (loss)	31	(333)	50
Net income (loss) per Investor Share	230	(2,523)	466

(in thousands)	March 31,
	2005	2004	2003
Consolidated Balance Sheet Data:	(Restated)	(Restated)	(Restated)
Plant and equipment, net	$-	$2,135	$4,579
Total assets	2,695	3,826	7,551
Long-term debt (less current portion)	228	573	880
Shareholders' equity	1,913	2,816	6,290

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

The consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Reports on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three-month period ended March 31, 2005 previously filed by the Trust with the SEC should no longer be relied upon and have been restated to conform to generally accepted accounting principles. The determination to restate these financial statements and selected financial data was made by the Trust and the Managing Shareholder as a result of the identification of errors, including the misapplication of the equity method of accounting, accounting for impairments and accounting for professional services.  Accordingly, this Annual Report on Form 10-K contains restated financial statements for the periods mentioned above.

Overview

The Trust is a Delaware trust formed on May 9, 1994, and was organized to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, LP, which had made investments in landfill gas-fired electric generating projects and a hydroelectric generating project. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust. The business of the Trust is to engage in the acquisition, development and operation of infrastructure projects focused on electricity generation. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust then had investments were located in the United States.  As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 14 megawatts (“MW”) and a hydroelectric generating project with a total capacity of 3.5MW.

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiary, Brea. The Trust’s consolidated financial statements also include the Trust’s 15% interest in RRIG and its 32.5% interest in Stillwater, both of which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of Stillwater and RRIG.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

Change in Accounting Estimate

As a result of the emissions Rule discussed in Item 1. “Business – Brea”, Brea and the Trust implemented a change in accounting estimate, effective January 1, 2004, to reduce the useful life of Brea’s equipment to December 31, 2004 from December 31, 2006. This change in estimate accelerated a total of $1.3 million of depreciation expense into cost of revenues in 2004 from 2005 and 2006.

Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occur during the month following delivery. Final billings do not vary significantly from estimates.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 20 years.

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Income taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased $1.2 million, or 35.6%, to $2.2 million in 2005 compared to $3.3 million in 2004.  The decrease was due to reduced production caused by outages during the installation of control technology in the power generating engines at the Brea project which was required to comply with new air emissions standards set by the South Coast. As a result of the installation, the Brea project was not fully operational from April 2005 to September 2005.

Cost of revenues for 2005 was $1.7 million compared to $3.1 million in 2004, a decrease of $1.3 million, or 43.5%.  Depreciation and amortization decreased by $1.6 million in 2005, primarily due to the implementation of a change in accounting estimate, which accelerated $1.3 million of depreciation expense into 2004 from 2005 and 2006.

Gross profit increased by $144,000, or 51.4%, to $424,000 in 2005 from $280,000 in 2004. The increase in gross profit was primarily due to reduced depreciation expense of $1.3 million, partially offset by a decrease of $1.2 million in Brea project revenue by generating 17,000 fewer megawatt hours of electricity in 2005 compared to 2004.

General and administrative expenses decreased $81,000, or 19%, to $346,000 in 2005 from $427,000 in 2004. The decrease was due to reduced professional fees, primarily legal research expense.

The management fee paid to the Managing Shareholder decreased $13,000, or 35.1%, to $24,000 in 2005 from $37,000 in 2004 which reflects the Trust’s lower net asset balance on which the management fee was computed.

During 2005, Ridgewood Olinda recorded equity income of $238,000 from its 15% ownership of RRIG. The ownership interest in RRIG was acquired effective January 1, 2005.  In addition, the Trust recorded equity income from its investment in Stillwater of $50,000 in 2005 compared to $79,000 in 2004.

Total assets at December 31, 2005 were $3.3 million, an increase of $459,000 from the December 31, 2004 balance of $2.8 million. The increase was primarily due to an increase in investments of $287,000 at Stillwater, and an increase in plant and equipment of $585,000 due to the implementation of the Brea facility control technology, partially offset by a decrease in cash of $596,000 discussed below in “Liquidity and Capital Resources.” Total liabilities increased $426,000 from $826,000 at December 31, 2004 to $1.3 million at December 31, 2005.  The increase in current liabilities primarily was the result of the Trust borrowing $500,000 from the Managing Shareholder, which was recorded in due to affiliates.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased $135,000, or 4.2%, to $3.3 million in 2004 from $3.2 million in 2003. This increase was primarily due to the increase in revenues from the Brea project of $143,000 in 2004. Ridgewood Olinda shut down its operations in 2003 as a result of engine failures and had to have the engines refurbished offsite. In the beginning of February 2004, one engine was returned into service, however, no revenues were generated.

Cost of revenues for 2004 was $3.1 million as compared to $2.3 million for 2003, an increase of $797,000 or 35.1%.  The increase was primarily due to Brea and the Trust implementing a change in accounting estimate resulting in an acceleration of depreciation expense in 2004 of $1.3 million. This increase was partially offset by the cost of revenues for the Brea project decreasing by $142,000 due to reduced repair and maintenance costs in 2004. In addition, Ridgewood Olinda cost of revenues decreased by $101,000 due to lower depreciation and amortization expense and cost of revenues decreased by $84,000 in 2004 as a result of the engine failures in 2003 through 2004.

Gross profit decreased by $662,000, or 70.3% to $280,000 in 2004 from $942,000 in 2003.  The decrease was a result of higher depreciation expense.

In 2004, the Trust recorded a write down of $38,000 related to of the mobile power modules.  In 2003, the Trust recorded a write down of its investment in power generation projects of $1.8 million, of which $1.7 million was the write down of the Ridgewood Olinda engines, which were removed and transferred to RRIG under an operating lease arrangement.  The remaining $44,000 was related to the mobile power modules.

The management fee paid to the Managing Shareholder decreased $31,000, or 45.6%, to $37,000 in 2004 from $68,000 in 2003, which reflects the Trust’s lower net asset balance on which the management fee was computed.

Loss from operations improved by $1.1 million to a loss of $222,000 in 2004 from a loss of $1.3 million in 2003. The increase in operating income was primarily due to the absence of significant write downs in 2004.

Total assets at December 31, 2004 decreased by $1.9 million from $4.8 million at December 31, 2003 to $2.8 million at December 31, 2004, primarily due to the accelerated depreciation expenses of the Brea project.  Total liabilities decreased $356,000 from $1.2 million at December 31, 2003 to $826,000 at December 31, 2004 due to the pay down of the principal on the Ridgewood Olinda loan with U.S. Bancorp.  Shareholders’ equity decreased by $1.6 million from $3.6 million at December 31, 2003 to $2.0 million at December 31, 2004 primarily due to distributions made to shareholders during 2004.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Revenues decreased $1.4 million from $2.6 million for the nine months ended September 30, 2004 compared to $1.2 million for the same period in 2005.  This decrease was primarily due to outages during the installation of control technology in the power generating engines.

Cost of revenues for the nine months ended September 30, 2005 was $1.3 million, as compared to $2.3 million for the same period in 2004. The decrease of $1 million was due primarily to the decreased depreciation expense as a result of the change in estimate recorded during 2004.

Gross profit decreased $331,000 to a loss of $100,000 for the nine months ended September 30, 2005 from a profit of $231,000 for the same period in 2004.  This decrease was due to the decrease in revenue caused by the shutdowns in connection with installing the new emission control technology at Brea, and the additional expenses incurred for compliance with the air emission standards.

The management fee due to the Managing Shareholder of $18,000 for the nine months ended September 30, 2005 was a decrease of $10,000 compared to the same period in 2004, due to a lower net asset value on which the fee was based.

Loss from operations increased from a loss of $194,000 for the nine months ended September 30, 2004 as compared to $437,000 for the same period in 2005.  The increase in loss from operations was primarily due to the decrease in revenues caused by the delays in installing the new control technology at Brea.

Net loss for the nine months ended September 30, 2005 was $285,000 compared to a net loss of $194,000 for the same period in 2004, an increase in net loss of $91,000.  The increase in net loss was primarily attributable to the decrease of $1.4 million in revenues.

Total assets at September 30, 2005 were $2.7 million, a decrease of $104,000 from the December 31, 2004 balance of $2.8 million. The decrease was primarily due to a decrease of $720,000 in cash and cash equivalents and a decrease of $188,000 in accounts receivable due to lower production and lower resulting sales, partially offset by an increase in plant and equipment of $615,000 and an increase in investments of $185,000.  Total liabilities increased $444,000 from $826,000 at December 31, 2004 to $1.3 million at September 30, 2005 primarily due to the advance from the Managing Shareholder of $449,000, which was reflected in due to affiliates.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Total revenues increased $47,000, or 1.9%, to $2.6 million for the nine months ended September 30, 2004 compared to $2.5 million for the same period in 2004.  Electric power production was similar for both years.

Cost of revenues for the nine months ended September 30, 2004 was $2.3 million, as compared to $1.8 million for the same period in 2003, an increase of $553,000, or 31.2%. The increase was primarily due to increased depreciation expense resulting from the change in accounting estimate, partially offset by a non-recurring expense in 2003 for the overhaul of one of the engines at the Brea facility in the amount of $119,000.

Gross profit decreased $506,000 or 68.7%, from $737,000 for the nine months ended September 30, 2003 to $231,000 for the same period in 2004.  This decrease was primarily due to higher depreciation expense partially offset by decreased costs of revenue for the Ridgewood Olinda equipment.

General and administrative expenses increased $36,000 or 11.1% to $359,000 for the nine months ended September 30, 2004 primarily due to higher legal fees.

The management fee due to the Managing Shareholder was $28,000 for the nine months ended September 30, 2004, a decrease of $23,000, or 45.1%, for the same period in 2003.  The decrease was related to the decrease in the net asset values of the Brea and mobile power module assets upon which the management fee was calculated.

The Trust recorded an impairment charge of $1.8 million during the nine months ended September 30, 2003 compared to $38,000 during the same period in 2004.  The 2003 impairment consisted of a $1.7 million write down of the Ridgewood Olinda assets and a $44,000 write down for the two mobile power modules. The 2004 impairment consisted of $38,000 for the two mobile power modules.

Loss from operations decreased $1.2 million from loss of $1.4 million for the nine months ended September 30, 2003 to a loss of $194,000 compared to the same period in 2004, primarily attributable to the lower impairment charges and the decrease in the associated depreciation expense as a result of the lower remaining asset values.

Interest expense for the nine months ended September 30, 2004 was $55,000 compared to $74,000 for the same period in 2003. The decrease of $19,000 or 25.7% was due to the pay down of the principal amount on the Ridgewood Olinda loan with U.S. Bancorp.

During the nine months ended September 30, 2004, the Trust recorded $53,000 in equity in income from its investment in Stillwater, compared to $37,000 for the first nine months of 2003.  Stillwater had increased earnings as the result of an increase of $61,000 in power sales revenue and a decrease of $39,000 in interest expense, which was partially offset by an increase of $50,000 in operating expenses.

Net loss decreased $1.2 million from a loss of $1.4 million for the nine months ended September 30, 2003 to a loss of $194,000 for the nine months ended September 30, 2004, primarily attributable to the lower impairment charges.

Total assets at September 30, 2004 were $3 million, a decrease of $1.8 million from the balance at December 31, 2003.  The decrease was primarily due to depreciation expense of the Brea assets and $477,000 less in cash on hand.  Total liabilities decreased $305,000 from $1.2 million at December 31, 2003 to $877,000 at September 30, 2004 primarily related to the pay down of long term debt from $653,000 in 2003 to $409,000 in 2004.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Total revenues decreased $662,000, or 58.6%, to $467,000 in the third quarter of 2005 compared to $1.1 million the same period in 2004.  This was primarily due to approximately 5,000 fewer megawatt hours being produced as a result of the maintenance required on the engines to comply with the new air emission standards.

Cost of revenues for the third quarter of 2005 was $492,000, a decrease of $244,000, or 33.2%, from the third quarter of 2004, primarily due to the lower depreciation expense of $378,000.

Gross profit decreased to a loss of $25,000 in the third quarter of 2005, from a profit of $393,000 in the third quarter of 2004.  This was primarily due to the decrease of $662,000 in revenue and the increased maintenance costs of $143,000, partially offset by lower depreciation expense.

Loss from operations was $101,000, a decrease from the $294,000 profit in the third quarter of 2004.  The loss from operations was primarily due to the lower revenue resulting from the maintenance of the engines at Brea to comply with the new emission standards.

In the third quarter of 2005, the Trust recorded equity in a loss of $1,000 from its investment in Stillwater, and equity in income of $102,000 from Ridgewood Olinda’s 15% interest in RRIG, compared to equity in income of $41,000 in the third quarter of 2004 solely from its investments in Stillwater.

Net loss increased by $329,000, from income of $319,000 in third quarter of 2004 to a loss of $10,000 in third quarter of 2005 due to the lower revenue caused by the downtime required to install the new control technology in order to comply with the new air emission standards.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues increased $58,000 to $1.1 million from $1 million in the third quarter of 2004 versus the same quarter in 2003. This decrease was primarily due to outages during the installation of control technology in the power generating engines.

Cost of revenues for the third quarter of 2004 increased to $736,000 from $569,000 in the third quarter of 2003, an increase of $167,000, or 29.3%.  The increase was primarily due to higher depreciation expense of $286,000 as a result of the change in accounting estimate.

Gross profit decreased $109,000, or 21.7%, from $502,000 in the third quarter of 2003 to $393,000 in the third quarter of 2004.    The decrease in gross profit was primarily attributed to the higher depreciation expense.

Income from operations increased to a profit of $294,000 from a loss of $1.4 million in the third quarter of 2003. The increase in income from operations was primarily due to $1.8 million in asset impairments that were recorded in the third quarter of 2003.

In the third quarter of 2004 the Trust recorded equity income of $41,000 from its investment in Stillwater, compared to $10,000 in the third quarter of 2003. The increase in equity income of $31,000 resulted from an increase of $96,000 in power sales revenue offset by increases in certain expenses.

Net income increased to $319,000 in the third quarter of 2004 from a loss of $1.4 million in the third quarter of 2003.  The increase in net income of $1.7 million was primarily attributable to the 2003 recording of $1.8 million in impairments for the Brea project and two mobile power modules.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Total revenues decreased $705,000, or 49.4%, to $721,000 for the six months ended June 30, 2005 compared to $1.4 million for the same period in 2004. Revenues from the Brea project were impacted by the installation of new control technology equipment.

Cost of revenues decreased $792,000 or 49.9%, from $1.6 million in the six months ended June 30, 2004 compared to $796,000 for the same period in 2005 primarily due to lower depreciation costs.

Gross loss for the six months ended June 30, 2005 decreased $87,000 from a loss of $162,000 in the first half of 2004 to a loss of $75,000 in the same period in 2005.  The decrease in loss was due primarily to higher depreciation expense recognized in 2004 partially offset by lower revenues in 2005 due to reduced production of electricity.

Loss from operations decreased $152,000 or 31.1%, from a loss of $488,000 for the six months ended June 30, 2004 to a loss of $336,000 for the same period in 2005.  The decrease in loss was primarily due to the acceleration of depreciation expense in 2004.

During the six months ended June 30, 2005 the Trust recorded equity in income of $39,000 from its investment in Stillwater and $46,000 from RRIG, compared to equity in income of $12,000 for the six months ended June 30, 2004, solely from its investments in Stillwater.

Net loss for the six months ended June 30, 2005 decreased $238,000 compared to the first six months of 2004, from a loss of $513,000 in the first half of 2004 to a $275,000 loss during the same period in 2005.  The decrease in loss was primarily due to the recognition of accelerated depreciation expense in 2004 partially offset by lower revenues in the first six months of 2005.

Total assets at June 30, 2005 were $2.2 million, a decrease of $617,000 from $2.8 million at December 31, 2004.  This decrease was primarily due to a decrease in accounts receivable of $455,000 due to lower revenues and a decrease of cash and cash equivalents of $631,000, discussed below in “Liquidity and Capital Resources”. These decreases were partially offset by an increase of $367,000 in plant and equipment installed at the Brea facility.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Total revenues for the six months ended June 30, 2004 and 2003 were $1.4 million for each period.

Cost of revenues for the six months ended June 30, 2004 was $1.6 million as compared to $1.2 million for the six months ended June 30, 2003. The increase of $386,000, or 32.1%, was primarily attributable to $664,000 of additional depreciation due to a reduction in the useful life of the Brea facilities, partially offset by $60,000 of lower operating costs at Ridgewood Olinda following its shutdown, and $111,000 less in maintenance costs due to a non-recurring engine overhaul in the first six months of 2003, related to Brea.

Gross profit decreased $397,000, from $235,000 for the six months ended June 30, 2003 to a loss of $162,000 for the six months ended June 30, 2004. The decrease was primarily attributed to the increase in cost of revenues due to higher depreciation expense for the first six months of 2004.

Loss from operations increased $439,000 from a loss of $49,000 for the six months ended June 30, 2003 to a loss of $488,000 for to the same period in 2004.  The increase was primarily attributable to the Brea project accelerated depreciation expense for the first six months of 2004.

Total assets at June 30, 2004 were $3.2 million, a decrease of $1.6 million from the December 31, 2003 balance of $4.8 million. The decrease was caused by increased depreciation expense of $571,000, and a decrease in cash and cash equivalents of $484,000 for the first six months of 2004.  Total liabilities decreased by $232,000 from $1.2 million at December 31, 2003 to $950,000 at June 30, 2004 primarily due to a decrease of $95,000 in accounts payable and accrued expenses and the pay down of $148,000 of principal on the Ridgewood Olinda loan with U.S. Bancorp.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Total revenues decreased $643,000, or 82.5%, to $136,000 in the second quarter of 2005 from $779,000 compared to the same period in 2004. The decrease was attributable to the Brea Project curtailing operations in the first quarter of 2005, thus reducing power generation in the current period in order to install a portion of the emission modification equipment.

Cost of revenues decreased $426,000, or 54%, in the second quarter of 2005 from $789,000 in the second quarter of 2004 to $363,000 in the second quarter of 2005. This decrease was primarily attributed to the decrease in depreciation expense related to the Brea project in the 2005 first quarter as a result of the 2004 acceleration of depreciation expense.

Gross loss increased $217,000 to a loss of $227,000 in the second quarter of 2005 compared to a gross loss of $10,000 in the second quarter of 2004. The increased loss in the current quarter was primarily due to the decrease in power generation revenues due to the reduced level of production and sales.

Management fees decreased by $3,000, or 33.3%, from $9,000 in the second quarter of 2004 to $6,000 in the second quarter of 2005 as a result of the Trust’s lower net asset balance.

Loss from operations increased $126,000 from a loss of $180,000 in the second quarter of 2004 to a loss of $306,000 in the second quarter of 2005, primarily due to the increase in gross loss as a result of decreased revenue.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Total revenues increased $72,000, or 10.2%, to $779,000 in the second quarter of 2004 from $707,000 in the same quarter of 2003.  The increase in revenue was primarily due to the increase in power generation from the Brea project as a result of the facility experiencing less idle time than in the second quarter of 2003 when the facility experienced downtime in connection with equipment installations.

Cost of revenues increased for the second quarter of 2004 by $120,000 to $789,000 compared to $669,000 in the second quarter of 2003. The increase is attributed to the increase in depreciation expenses incurred on the Brea facilities in the current year due to the change in accounting estimate.

Gross profit decreased $48,000 to a loss of $10,000 in the second quarter of 2004 as compared to a gross profit of $38,000 in the second quarter of 2003.  The decrease was a result of the Brea facilities having higher depreciation expenses.

Management fees for the second quarter of 2004 were $9,000 compared to $17,000 for the second quarter of 2003. The decrease was the result of the Trust’s lower net asset balance.

Loss from operations increased $59,000 from a loss of $130,000 in the second quarter of 2003 to a loss of $189,000 in the second quarter of 2004 primarily due to the Brea facilities having higher depreciation expenses.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues decreased $62,000, or 9.6%, to $585,000 in the first quarter of 2005 from $647,000 in the first quarter of 2004. The decrease was attributable to the Brea Project curtailing operations in order to install a portion of the emission modification equipment.

Cost of revenues decreased in the first quarter of 2005 by $366,000 to $433,000 as compared to $799,000 in the first quarter of 2004. The decrease was primarily due to lower depreciation expenses at the Brea facilities.

Gross profit increased from a loss of $152,000 in the first quarter of 2004 to a profit of $152,000 in the first quarter of 2005, a $304,000 increase. The increase was primarily the result of the Brea facilities lower depreciation expenses.

Income from operations increased $332,000 from a loss of $299,000, in the first quarter of 2004 to a profit of $33,000 in the first quarter of 2005.  The increase in income was primarily the result of the decrease in the depreciation expense.

Total assets at March 31, 2005 were $2.7 million, a decrease of $145,000 from the December 31, 2004 total assets of $2.8 million. The decrease was caused by a decrease in accounts receivable of $192,000.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Total revenues decreased $83,000, or 11.4%, to $647,000 in the first quarter of 2004 versus $730,000 in the same quarter of 2003. The decrease was due to the Brea Project receiving a lower energy rate on its March 2004 production, which provided approximately $83,000 of lower revenues.

Cost of revenues increased $266,000 to $799,000 for the first quarter of 2004 compared to $533,000 in the first quarter of 2003. The increase was primarily attributable to higher depreciation expense resulting from the change in accounting estimate.

Gross profit decreased $349,000 from $197,000 in the first quarter of 2003 to a loss of $152,000 in the first quarter of 2004. The decrease was a result of the lower revenues and higher depreciation expense recorded in the first quarter of 2004 as compared to 2003.

Management fees for the first quarter of 2004 were $9,000 compared to $17,000 for the first quarter of 2003. The decrease was the result of the Trust’s lower net asset balance.

Loss from operations decreased $380,000, from a profit of $81,000 in the first quarter of 2003 to a loss of $299,000 in the first quarter of 2004, primarily due to higher depreciation expenses.

Total assets at March 31, 2004 were $3.8 million, a decrease of $926,000 from the December 31, 2003 total assets of $4.8 million. The decrease was primarily caused by a decrease in cash and cash equivalents of $342,000 and increased depreciation expense relating to the Brea facility.

Liquidity and Capital Resources

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $138,000, a decrease of $596,000 from December 31, 2004. The cash flows for the year consisted of $609,000 provided by operating activities, $615,000 used for investing activities, and $591,000 used for financing activities.

In 2005, the Trust's operating activities generated cash of $609,000 compared to $1.3 million in 2004, a decrease of $739,000 primarily due to the decrease in revenues.

In 2005, investing activities used $615,000, which represented capital expenditures at the Brea project. In 2004, the Trust sold its two mobile power modules which provided the Trust with cash of $205,000.

In 2005, the Trust used $591,000 of cash in financing activities comprised of distributions to shareholders of $263,000 and payments of $328,000 to reduce loans payable on the Ridgewood Olinda borrowings. In 2004, the Trust used cash in financing activities to distribute $1.3 million to shareholders and to pay $310,000 to reduce loans payable on the Ridgewood Olinda.

Year ended December 31, 2004 compared to the year ended December 31, 2003

At December 31, 2004, the Trust had cash and cash equivalents of $734,000, a decrease of $102,000 from December 31, 2003. The cash flows for the year consisted of $1.3 million provided by operating activities, $205,000 provided by investing activities, and $1.7 million used for financing activities.

In 2004, the Trust's operating activities generated $1.3 million compared to $1 million in 2003, an increase of $320,000 primarily due to the decrease in the net loss caused by higher revenues of $135,000.

In 2004, investing activities resulted from the sale of the Trust’s two mobile power modules providing the Trust with cash of $205,000. In 2003, cash used in investing activities was $200,000, which represented capital expenditures relating to the Ridgewood Olinda machinery.

In 2004, cash used in financing activities totaled $1.7 million representing distributions to shareholders of $1.3 million and payments of $310,000 to reduce loans payable on the Ridgewood Olinda borrowings.  In 2003, cash used in financing activities was $2 million, representing distributions to shareholders of $1.7 million and payments of $275,000 to reduce loans payable on the Ridgewood Olinda borrowings.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

At September 30, 2005, the Trust had cash and cash equivalents of $14,000, a decrease of $720,000 from December 31, 2004. The cash flows for the first nine months of 2005 were $402,000 provided by operating activities, $615,000 used by investing activities, and $508,000 used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2005 was $402,000 compared to $809,000 for the nine months ended September 30, 2004. The decrease in cash flow from operating activities compared to nine months ended September 30, 2004 was primarily due to a decrease in revenues of $1.4 million for the nine months ended September 30, 2005 compared to the same period in 2004, partially offset by decreased direct costs of $1 million at Brea, improved collection of accounts receivable of $433,000, improved accounts payable of $322,000 and increased advances from affiliates of $413,000.

Cash used by investing activities was $615,000 during the first nine months of 2005 compared to $205,000 provided by these activities in the first nine months of 2004. The decrease of $820,000 was primarily due to $615,000 of capital expenditures in 2005 for the Brea project while the amount for the nine months ended September 30, 2004 included $205,000 from the sale of the Trust’s two mobile power modules.

 Cash used in financing activities for the first nine months of 2005 was $507,000 compared to $1.5 million for the first nine months of 2004.  In the first nine months of 2005, cash used in financing activities included $244,000 in repayment of loans relating to Ridgewood Olinda and $263,000 of cash distributions to shareholders.  In the first nine months of 2004, financing activities included $1.3 million in cash distributions to shareholders and $224,000 in repayment of Ridgewood Olinda loans.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

At September 30, 2004, the Trust had cash and cash equivalents of $359,000, a decrease of $477,000 as compared to December 31, 2003. The cash flows for the first nine months of 2004 were $809,000 provided by operating activities, $205,000 provided by investing activities, and $1.5 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2004 was $809,000 as compared to $424,000 for the nine months ended September 30, 2003. The increase in cash flow was primarily due to a lower net loss in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Cash provided by investing activities was $205,000 during the first nine months of 2004 as compared to $200,000 of cash used in the first nine months of 2003. The increase of $405,000 in cash flow from investing activities was due to $205,000 received from sale of two mobile power modules during 2004 and capital expenditures of $200,000 in 2003 relating to Ridgewood Olinda.

Cash used by financing activities for the first nine months of 2004 and 2003 were $1.5 million due to distributions of $1.3 million each period to shareholders and loan repayments of $224,000 and $204,000, respectively.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

At June 30, 2005, the Trust had cash and cash equivalents of $103,000, a decrease of $631,000 from December 31, 2004. The decrease was the result of the net of $161,000 provided by operating activities, $367,000 used in investing activities, and $425,000 used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2005 was $161,000 compared to $303,000 for the six months ended June 30, 2004. The decrease in cash flow compared to 2004 was primarily due to a decrease in revenues.

Cash used in investing activities was $367,000 during the first six months of 2005 as compared to cash provided of $205,000 in the first six months of 2004. This change of $572,000 was primarily due to $367,000 of capital expenditures in 2005 for the Brea project.  In addition, the decrease was also due to $205,000 provided by the sale of the Trust’s two mobile power modules in 2004, which did not recur in 2005.

Cash used by financing activities for the six months ended June 30, 2005 was $425,000 compared to $992,000 for the six months ended June 30, 2004.  In the first six months of 2005, cash used in financing activities included $264,000 in cash distributions to shareholders and $161,000 in payment of the outstanding Ridgewood Olinda debt. In the first six months of 2004, financing activities included $844,000 in cash distributions to shareholders and $148,000 in repayment of the Ridgewood Olinda debt.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

At June 30, 2004, the Trust had cash and cash equivalents of $352,000, a decrease of $484,000 compared to December 31, 2003. The decrease was the result of the net of $303,000 provided by operating activities, $205,000 provided by investing activities, and $992,000 used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2004 was $303,000 as compared to $18,000 for the six months ended June 30, 2003.  The increase in cash provided by operating activities was primarily due to a net decrease in working capital components.

Cash provided by investing activities was $205,000 during the first six months of 2004 as compared to no cash used or provided by investing activities for the first six months of 2003. The cash inflow in the first six months of 2004 was due to the sale of two mobile power modules.

Cash used by financing activities for the first half of 2004 increased to $992,000 from $986,000 in the first half of 2003, mainly due to increased debt repayments.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

At March 31, 2005, the Trust had cash and cash equivalents of $744,000, an increase of $10,000 compared to December 31, 2004. The increase was the result of $222,000 provided by operating activities and $212,000 used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2005 was $222,000 compared to $153,000 for the three months ended March 31, 2004.  The increase in cash flow compared to 2004 was primarily due to a decrease in accounts receivable.

Cash used in financing activities for the first quarter of 2005 was $212,000 compared to $495,000 in the first quarter of 2004. In 2005, cash used in financing activities included $132,000 in cash distributions to shareholders and $80,000 of bank loans repayments.  In 2004, financing activities included $421,000 in cash distributions to shareholders and $74,000 of bank loan repayments.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

At March 31, 2004, the Trust had cash and cash equivalents of $494,000, a decrease of $342,000 compared to December 31, 2003. The decrease was the result of $153,000 provided by operating activities, and $495,000 used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2004 was $153,000 as compared to $64,000 for the three months ended March 31, 2003. The increase of $89,000 in cash flow from operating activities was primarily the result of cash collected from customers.

Cash used by financing activities for the first quarter of 2004 was $495,000 as compared to $491,000 in the first quarter of 2003. The increase of $4,000 in 2004 was primarily due to an increase in the repayment of loans by $7,000 offset by a decrease in distributions to shareholders of $3,000.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or reasonably likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditure or capital resources that are material to the Trust.

Contractual Obligations and Commitments

The Brea project had a long-term agreement to purchase landfill gas that was terminated effective May 1, 2007 as described in Note 12 to the Trust’s Consolidated Financial Statements contained elsewhere in this Form 10-K.

Recent Accounting Pronouncements

        SFAS 143 and FIN 47

 In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on its consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements.  The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on its consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on its consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules.   Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle.  The Trust adopted SFAS No. 154 effective December 15, 2005, with no material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Managing Shareholder of the Trust dismissed Perelson Weiner, LLP (“Perelson Weiner”) as the Trust’s independent registered public accountants effective June 8, 2006. Perelson Weiner was engaged as the independent accountants of the Trust as of January 14, 2004 after the Trust dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants, as reported on a Form 8-K filed by the Trust with the SEC on January 20, 2004.

For the period January 14, 2004 through June 8, 2006, there were no (1) disagreements with Perelson Weiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

A.	Disagreements

In February 2006, after discussion with Perelson Weiner, management of the Trust concluded that (i) the Trust’s consolidated financial statements included in the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 should no longer be relied upon and should be restated because there was an error in the amount of income recorded for the Trust’s equity interest in Stillwater in accordance with the equity method of accounting, which resulted in an understatement of net income for the quarter and the nine month period of $49,472, and (ii) the Trust’s consolidated financial statements included in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 should no longer be relied upon and should be restated because such financial statements included the Trust’s equity interest in Stillwater in accordance with the cost method of accounting rather than the equity method of accounting, which resulted in an understatement of net income for the quarter of $6,280. The Trust had historically accounted for its investment in Stillwater under the equity method of accounting, but adopted the cost method of accounting with respect to its investment in Stillwater as of January 1, 2005.

B.	Reportable Events

Perelson Weiner identified the following material deficiencies in disclosure controls and procedures, which are reportable events: (i) a lack of automation and integration in the Trust’s accounting and financial reporting software, which caused the Trust to be unable to timely comply with its financial reporting responsibilities, (ii) a lack of sufficient personnel with relevant experience to maintain and operate the Trust’s accounting and financial reporting software and to develop and administer additional disclosure controls and procedures to enable the Trust to comply on a timely basis with its financial reporting obligations, and (iii) disclosure controls and procedures that were insufficient to enable the Trust to meet its financial reporting and disclosure obligations in an accurate and timely manner.

See Footnote 2 to the Trust’s Consolidated Financial Statements appearing elsewhere in this Form 10-K for a discussion of restatements to its Previously Issued Financial Statements.

For the year ended December 31, 2002 and for the period through January 14, 2004, there were no (1) disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As reported on a Form 8-K filed on July 13, 2006, the Managing Shareholder of the Trust appointed Grant Thornton LLP as the Trust’s independent registered public accounting firm effective July 12, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2003 and for each quarter end through March 31, 2005 and such reviews revealed no material weaknesses in the Trust’s disclosure controls and procedures. Additional reviews were conducted as of the end of each of the periods ended June 30, 2005, September 30, 2005 and December 31, 2005. These additional reviews indicated material weaknesses, of which the following continue to exist as material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act. Additionally, upon further examination of the Trust’s previously issued financial statements, various accounting errors were identified, including the utilization of auditors of its Stillwater investment that were not registered with the Public Company Accounting Oversight Board. As reported under Item 4.02 under Forms 8-K filed by the Trust with the SEC, management of the Trust concluded that the Trust’s previously issued financial statements for periods ending subsequent to January 1, 2003 should no longer be relied upon and should be restated to correct for identified errors detected by management.

The primary cause of the above weaknesses was a lack of sufficiently qualified personnel. Since the June 30, 2005 review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to review procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

•
In August 2006, engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and implementation of recommended procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

The Trust also concluded as part of the reviews subsequent to March 31, 2005, that it had material weaknesses regarding system automation and identification of material transactions. The Trust also believes that as of December 31, 2005, it has implemented improvements in its internal control systems to address these weaknesses. As a result of the implemented controls, the Trust no longer considers those items to be material weaknesses.

Trust management, under the supervision of its Chief Executive Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of each of the periods covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of each of the periods covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

ITEM 9B.  OTHER INFORMATION; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; DEFAULTS UPON SENIOR SECURITIES

None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 46
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 47
Executive Vice President and Chief Financial Officer (1)	2005

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust since January 2006 and served as Chief Operating Officer of the Trust from January 2004 until January 2006.  Mr. Holmes has also served as the President and Chief Operating Officer of the Managing Shareholder, and affiliated Power Trusts and LLCs since January 2004.  Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991.  Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”).  DRM is one of the primary outside counsels to the Trust, the Managing Shareholder and its affiliates.  He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood.  Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer.  Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School.  He is a member of the New York State bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer.  Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President of the Trust, the Managing Shareholder, and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President, General Counsel and Secretary of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President, General Counsel and Secretary of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007.  Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer.  Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLPE Holdings Ltd., an affiliate of the Trust. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform.  Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”.  Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust to not have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust.  Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust.  Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust.  The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations.  The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust.  The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions”.

Each investor in the Trust consented to the terms and conditions of the Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days prior notice by a majority in interest of the shareholders or the Managing Shareholder.  The Management Agreement is subject to amendment by the parties upon the approval of a majority in interest of the investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Randall D. Holmes, Robert E. Swanson, Douglas R. Wilson, Daniel V. Gulino and Robert L. Gold during the years ended December 31, 2005, 2004 and 2003; as they failed to timely file Form 3. All such required reports have since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust. They provide managerial services to the Trust in accordance with the terms of the Trust’s LLC operating agreement with the Managing Shareholder.  The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers.  Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other Trusts managed by the Managing Shareholder and its affiliates.

The Managing Shareholder is entitled to receive management fees from the Trust and may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2005 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Trust; and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 105.5 Investor Shares outstanding at December 31, 2005. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1	*
Robert E. Swanson, Chairman (2)	2	1.8%
Executive officers as a group	3	2.8%

*                      Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder.  The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust.  The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions”.

(2)	Represents shares owned by the spouse of Mr. Swanson, for which he claims beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust.  In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 1% annually of the net asset value of the Trust, as compensation for such services.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust.  RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items.  Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  For the years ended December 31, 2005, 2004 and 2003, the Trust paid management fees to RPM of $24,000, $37,000, and $68,000, respectively.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations or dispositions made by the Trust until such time as the shareholders have received distributions equal to the amount of their contributed capital (“Payout”).  Following Payout, the Managing Shareholder is entitled to receive 20% of any shareholder distributions. Distributions to the Managing Shareholder were $52,750, $269,025, $17,076 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. The Trust reached Payout in the first quarter of 2004. Profits of the Trust are to be allocated 99% to investors and 1% to the Managing Shareholder until cumulative profits equal cumulative losses.  The balance of profits, if any, are to be allocated 80% to investors and 20% to the Managing Shareholder.

Losses are to be allocated 80% to investors and 20% to the Managing Shareholder until cumulative losses equal cumulative profits.  The balance of losses, if any, are to be allocated 99% to investors and 1% to the Managing Shareholder provided, however, that losses so allocated shall not cause any investor to have a negative balance at the end of a period in their adjusted capital account.  Losses in excess of this limit are to be allocated to the Managing Shareholder.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6 million for the benefit of the trusts and funds that it manages.  As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit, through May 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Audit Fees*	$101	$101	$124
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$101	$101	$124
* These fees are being borne by the Managing Shareholder.

The above table excludes fees for services rendered by Perelson Weiner LLP, the Trust’s original principal accountant for the Trust’s 2004 and 2003 audits. Total fees for services rendered by Perelson Weiner LLP for the Trust’s original 2004 audit and for 2004 tax services totaled $31,000 and $28,000, respectively. Total Perelson Weiner fees for services for the Trust’s 2003 audit and for 2003 tax services totaled $26,000 and $28,000, respectively.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year.  The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.			Description

3	(i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on May 26, 1994).

3	(i)(B)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on May 26, 1994).

3	(i)(C)		Amendment of the Declaration of Trust by Consent of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Proxy Statement filed with the SEC on November 5, 2001).

3	(i)(D)	*	January 1999 Amendment to Declaration of Trust of the Registrant.

3	(i)(E)	*	January 2000 Amendment to Declaration of Trust of the Registrant.

3	(i)(F)	*	Certificate of Amendment to the Certificate of Trust of the Registrant filed with the Delaware Secretary of State on December 18, 2003.

10.1		#	Management Agreement between the Trust and Ridgewood Power Corporation (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on May 26, 1994).

10.2		*	Contribution Assignment Agreement dated January 1, 2005 between Ridgewood Olinda, LLC, Ridgewood Power B Fund/Providence Expansion and Ridgewood Rhode Island Generation LLC.

10.3
Asset purchase agreement, dated as of June 1, 2006, by and between Stillwater Hydro Partners L.P. and Boralex Stillwater LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Item 1.01 Current Report on Form 8-K filed with the SEC on June 14, 2006).

14			Code of Ethics, adopted on March 1, 2004 (incorporated by reference Exhibit 14 of the Annual Report on Form 10-K filed by the Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21		*	Subsidiaries of the Registrant.

31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2		*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit No.		Description

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

99.1	*	Financial statements of Stillwater Hydro Partners, LP.

99.2	*	Financial statements of Ridgewood Rhode Island Generation LLC.
_____________________
*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)           Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST I

Date: October 4, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Randall D. Holmes	Chief Executive Officer	October 4, 2007
Randall D. Holmes	(Principal Executive Officer)
/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	October 4, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)
RIDGEWOOD RENEWABLE POWER LLC (Managing Shareholder)
By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	October 4, 2007
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
        Ridgewood Electric Power Trust I

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust I (a Delaware trust) and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Stillwater Hydro Partners L.P., the investment in which, as discussed in Note 5 to the financial statement, is accounted for by the equity method of accounting.  The investment in Stillwater Hydro Partners L.P. was $580, $531, and $450 as of December 31, 2005, 2004 and 2003, respectively, and the equity in its net income was $50, $79, and $45, respectively for the years then ended.  The financial statements of Stillwater Hydro Partners L.P. were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for Stillwater Hydro Partners L.P., is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust I as of December 31, 2005, 2004, and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2004 and 2003 have been restated as discussed in Note 2 to the consolidated financial statements.

/s/ GRANT THORNTON LLP
Edison, New Jersey
October 4, 2007

Ridgewood Electric Power Trust I
Consolidated Balance Sheets
December 31,

(in thousands, except share amounts)	2005	2004	2003
		(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$138	$734	$836
Accounts receivable	671	533	447
Due from affiliates	52	6	45
Assets held for sale	-	-	243
Other current assets	35	35	37
Total current assets	896	1,308	1,608
Investments	1,818	531	450
Plant and equipment, net	585	1,000	2,513
Intangibles, net	-	-	158
Other assets	-	1	23

Total assets	$3,299	$2,840	$4,752

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$430	$183	$229
Due to affiliates	507	-	-
Loan payable - current portion	315	328	300
Total current liabilities	1,252	511	529
Loan payable - noncurrent portion	-	315	653
Total liabilities	1,252	826	1,182

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and
outstanding)	2,406	2,380	3,624
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(359)	(366)	(54)
Total shareholders’ equity	2,047	2,014	3,570

Total liabilities and shareholders’ equity	$3,299	$2,840	$4,752

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations
Years Ended December 31,

	2005	2004	2003
(in thousands, except per share amounts)		(Restated)	(Restated)

Revenues	$2,155	$3,346	$3,211

Cost of revenues	1,731	3,066	2,269

Gross profit	424	280	942

Operating expenses:
General and administrative expenses	346	427	440
Impairment of equipment	-	38	1,780
Management fee to the Managing Shareholder	24	37	68
Total operating expenses	370	502	2,288

Income (loss) from operations	54	(222)	(1,346)

Other income (expense):
Interest income	-	2	9
Interest expense	(47)	(70)	(96)
Equity in income from investments	288	79	45
Other income, net	1	-	-
Total other income (expense), net	242	11	(42)

Net income (loss)	$296	$(211)	$(1,388)

Managing Shareholder - Net income (loss)	$60	$(43)	$(13)
Shareholders - Net income (loss)	$236	$(168)	$(1,375)
Net income (loss) per Investor Share	$2,249	$(1,597)	$(13,019)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31,

(in thousands)		Managing	Total Shareholders'
	Shareholders	Shareholder	Equity

Shareholders' balance January 1, 2003, restated	$6,688	$(24)	$6,664
Net loss, restated	(1,375)	(13)	(1,388)
Distributions	(1,689)	(17)	(1,706)
Shareholders' balance December 31, 2003, restated	3,624	(54)	3,570
Net loss, restated	(168)	(43)	(211)
Distributions	(1,076)	(269)	(1,345)
Shareholders' balance December 31, 2004, restated	2,380	(366)	2,014
Net income	236	60	296
Distributions	(210)	(53)	(263)
Shareholders' balance December 31, 2005	$2,406	$(359)	$2,047

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows
Years Ended December 31,

(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$296	$(211)	$(1,388)

Adjustments to reconcile net income (loss) to net cash
flows provided by operating activities:
Depreciation and amortization	31	1,670	650
Impairment of equipment	-	38	1,780
Equity in income from investments	(288)	(79)	(45)
Change in assets and liabilities:
Accounts receivable	(138)	(86)	(7)
Due to/from affiliates, net	461	39	3
Other current assets	-	2	9
Other assets	-	22	1
Accounts payable and accrued expenses	248	(47)	25
Total adjustments	314	1,559	2,416
Net cash provided by operating activities	610	1,348	1,028

Cash flows from investing activities:
Proceeds from the sale of equipment	-	205	-
Capital expenditures	(615)	-	(200)
Net cash (used in) provided by investing activities	(615)	205	(200)

Cash flows from financing activities:
Repayments of loans payable	(328)	(310)	(275)
Cash distributions to shareholders	(263)	(1,345)	(1,706)
Net cash used in financing activities	(591)	(1,655)	(1,981)

Net decrease in cash and cash equivalents	(596)	(102)	(1,153)
Cash and cash equivalents, beginning of year	734	836	1,989
Cash and cash equivalents, end of year	$138	$734	$836

Supplemental disclosure of cash flow information:
Interest paid	$47	$70	$96

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2005
	September 30	June 30	March 31,
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$14	$103	$744
Accounts receivable	345	78	341
Due from affiliates	1	46	34
Other current assets	44	12	34
Total current assets	404	239	1,153
Investments	1,716	1,616	1,541
Plant and equipment, net	615	367	-
Other assets	1	1	1

Total assets	$2,736	$2,223	$2,695
			`
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$422	$266	$219
Due to affiliates	449	-	-
Loan payable - current portion	350	342	335
Total current liabilities	1,221	608	554
Loan payable - noncurrent portion	49	140	228
Total liabilities	1,270	748	782

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and
outstanding)	1,941	1,948	2,299
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(475)	(473)	(386)
Total shareholders’ equity	1,466	1,475	1,913

Total liabilities and shareholders’ equity	$2,736	$2,223	$2,695

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)		2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$359	$352	$494
Accounts receivable	691	562	423
Due from affiliates	4	3	-
Assets held for sale	-	-	205
Other current assets	49	25	53
Total current assets	1,103	942	1,175
Investments	504	464	436
Plant and equipment, net	1,378	1,756	2,135
Intangibles, net	-	-	79
Other assets	1	1	1

Total assets	$2,986	$3,163	$3,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$147	$134	$130
Due to affiliates	1	11	1
Loan payable - current portion	320	313	306
Total current liabilities	468	458	437
Loan payable - noncurrent portion	409	492	573
Total liabilities	877	950	1,010

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and
outstanding)	2,456	2,539	3,021
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(347)	(326)	(205)
Total shareholders’ equity	2,109	2,213	2,816

Total liabilities and shareholders’ equity	$2,986	$3,163	$3,826

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$733	$1,021	$1,562
Accounts receivable	699	559	511
Due from affiliates	38	14	46
Assets held for sale	256	-	-
Other current assets	56	60	37
Total current assets	1,782	1,654	2,156
Investments	443	433	397
Plant and equipment, net	2,559	4,487	4,579
Intangibles, net	237	315	394
Other assets	26	25	25

Total assets	$5,047	$6,914	$7,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82	$75	$101
Loan payable - current portion	293	287	280
Total current liabilities	375	362	381
Loan payable - noncurrent portion	730	806	880
Total liabilities	1,105	1,168	1,261

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and
outstanding)	3,993	5,780	6,317
Managing shareholder’s accumulated deficit
(1 management share issued and outstanding)	(51)	(34)	(27)
Total shareholders’ equity	3,942	5,746	6,290

Total liabilities and shareholders’ equity	$5,047	$6,914	$7,551

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Revenues	$1,188	$2,555	$2,508	$467	$1,129	$1,071

Cost of revenues	1,288	2,324	1,771	492	736	569

Gross (loss) profit	(100)	231	737	(25)	393	502

Operating expenses:
General and administrative expenses	319	359	323	70	89	73
Impairment of equipment	-	38	1,780	-	-	1,780
Management fee to the Managing Shareholder	18	28	51	6	10	17
Total operating expenses	337	425	2,154	76	99	1,870

(Loss) income from operations	(437)	(194)	(1,417)	(101)	294	(1,368)

Other income (expense):
Interest income	-	2	8	-	1	2
Interest expense	(35)	(55)	(74)	(10)	(17)	(23)
Equity in income from investments	186	53	37	101	41	10
Other income	1	-	-	-	-	-
Total other income (expense) , net	152	-	(29)	91	25	(11)

Net (loss) income	$(285)	$(194)	$(1,446)	$(10)	$319	$(1,379)

Managing Shareholder - Net (loss) income	$(57)	$(39)	$(15)	$(2)	$64	$(14)
Shareholders - Net (loss) income	$(228)	$(155)	$(1,431)	$(8)	$255	$(1,365)
Net (loss) income per Investor Share	$(2,157)	$(1,474)	$(13,568)	$(68)	$2,414	$(12,941)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)

(in thousands, per share amounts)	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Revenues	$721	$1,426	$1,437	$136	$779	$707

Cost of revenues	796	1,588	1,202	363	789	669

Gross (loss) profit	(75)	(162)	235	(227)	(10)	38

Operating expenses:
General and administrative expenses	249	270	250	136	170	151
Impairment of equipment	-	38	-	-	-	-
Management fee to the Managing Shareholder	12	18	34	6	9	17
Total operating expenses	261	326	284	142	179	168

Loss from operations	(336)	(488)	(49)	(369)	(189)	(130)

Other income (expense):
Interest income	-	1	6	-	-	2
Interest expense	(25)	(38)	(51)	(11)	(18)	(25)
Equity in income from investments	85	12	27	74	27	36
Other income	1	-	-	-	-	-
Total other income (expense), net	61	(25)	(18)	63	9	13

Net loss	$(275)	$(513)	$(67)	$(306)	$(180)	$(117)

Managing Shareholder - Net loss	$(55)	$(103)	$(1)	$(61)	$(36)	$(1)
Shareholders - Net loss	$(220)	$(410)	$(66)	$(245)	$(144)	$(116)
Net loss per Investor Share	$(2,089)	$(3,888)	$(627)	$(2,319)	$(1,365)	$(1,093)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Revenues	$585	$647	$730

Cost of revenues	433	799	533

Gross profit (loss)	152	(152)	197

Operating expenses:
General and administrative expenses	113	100	99
Impairment of equipment	-	38	-
Management fee to the Managing Shareholder	6	9	17
Total operating expenses	119	147	116

Income (loss) from operations	33	(299)	81

Other income (expense):
Interest income	-	1	4
Interest expense	(14)	(20)	(26)
Equity in income from investments	11	(15)	(9)
Other income	1	-	-
Total other (expense), net	(2)	(34)	(31)

Net income (loss)	$31	$(333)	$50

Managing Shareholder - Net income (loss)	$6	$(67)	$1
Shareholders - Net income (loss)	$25	$(266)	$49
Net income (loss) per Investor Share	$230	$(2,523)	$466

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statement of Changes in Shareholders' Equity
Three Months, Six Months and Nine Months
Ended March, June and September for 2003, 2004 and 2005 (unaudited)

		Managing	Total Shareholders'
(in thousands)	Shareholders	Shareholder	Equity
Three months ended 03/31/03:
Shareholders' balance January 1, 2003, restated	$6,688	$(24)	$6,664
Net income, restated	49	1	50
Distributions	(420)	(4)	(424)
Shareholders' balance March 31, 2003, restated	$6,317	$(27)	$6,290

Six months ended 06/30/03:
Shareholders' balance January 1, 2003, restated	$6,688	$(24)	$6,664
Net loss, restated	(66)	(1)	(67)
Distributions	(842)	(9)	(851)
Shareholders' balance June 30, 2003, restated	$5,780	$(34)	$5,746

Nine months ended 09/30/03:
Shareholders' balance January 1, 2003, restated	$6,688	$(24)	$6,664
Net loss, restated	(1,431)	(15)	(1,446)
Distributions	(1,264)	(12)	(1,276)
Shareholders' balance September 30, 2003, restated	$3,993	$(51)	$3,942

Three months ended 03/31/04:
Shareholders' balance January 1, 2004, restated	$3,624	$(54)	$3,570
Net loss, restated	(266)	(67)	(333)
Distributions	(337)	(84)	(421)
Shareholders' balance March 31, 2004, restated	$3,021	$(205)	$2,816

Six months ended 06/30/04:
Shareholders' balance January 1, 2004, restated	$3,624	$(54)	$3,570
Net loss, restated	(410)	(103)	(513)
Distributions	(675)	(169)	(844)
Shareholders' balance June 30, 2004, restated	$2,539	$(326)	$2,213

Nine months ended 09/30/04:
Shareholders' balance January 1, 2004, restated	$3,624	$(54)	$3,570
Net loss, restated	(155)	(39)	(194)
Distributions	(1,013)	(254)	(1,267)
Shareholders' balance September 30, 2004, restated	$2,456	$(347)	$2,109

Three months ended 03/31/05:
Shareholders' balance January 1, 2005, restated	$2,380	$(366)	$2,014
Net income, restated	25	6	31
Distributions	(106)	(26)	(132)
Shareholders' balance March 31, 2005, restated	$2,299	$(386)	$1,913

Six months ended 06/30/05:
Shareholders' balance January 1, 2005, restated	$2,380	$(366)	$2,014
Net loss	(220)	(55)	(275)
Distributions	(212)	(52)	(264)
Shareholders' balance June 30, 2005	$1,948	$(473)	$1,475

Nine months ended 09/30/05:
Shareholders' balance January 1, 2005, restated	$2,380	$(366)	$2,014
Net loss	(228)	(57)	(285)
Distributions	(211)	(52)	(263)
Shareholders' balance September 30, 2005	$1,941	$(475)	$1,466

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Nine Months Ended September 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(285)	$(194)	$(1,446)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	-	1,292	513
Impairment of equipment	-	38	1,780
Equity in income from investments	(186)	(53)	(37)
Changes in assets and liabilities:
Accounts receivable	189	(244)	(259)
Due to/from affiliates, net	454	41	8
Other current assets	(9)	(12)	(10)
Other assets	-	23	(1)
Accounts payable and accrued expenses	239	(82)	(124)
Total adjustments	687	1,003	1,870
Net cash provided by operating activities	403	809	424

Cash flows from investing activities:
Capital expenditures	(615)	-	(200)
Proceeds from sale of equipment	-	205	-
Net cash (used in) provided by investing activities	(615)	205	(200)

Cash flows from financing activities:
Distribution to shareholders	(263)	(1,267)	(1,276)
Repayments of loans payable	(244)	(224)	(204)
Net cash used in financing activities	(507)	(1,491)	(1,480)

Net decrease in cash and cash equivalents	(720)	(477)	(1,256)
Cash and cash equivalents, beginning of period	734	836	1,989

Cash and cash equivalents, end of period	$14	$359	$733

Supplemental disclosure of cash flow information:
Interest paid	$35	$55	$74

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(275)	$(513)	$(67)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	-	914	343
Impairment of equipment	-	38	-
Equity in income from investments	(85)	(12)	(27)
Changes in assets and liabilities:
Accounts receivable	456	(115)	(119)
Due to/from affiliates, net	(40)	52	32
Other current assets	23	12	(14)
Other assets	-	23	-
Accounts payable and accrued expenses	82	(96)	(130)
Total adjustments	436	816	85
Net cash provided by operating activities	161	303	18

Cash flows from investing activities:
Capital expenditures	(367)	-	-
Proceeds from sale of equipment	-	205	-
Net cash (used in) provided by investing activities	(367)	205	-

Cash flows from financing activities:
Distribution to shareholders	(264)	(844)	(851)
Repayments of loans payable	(161)	(148)	(135)
Net cash used in financing activities	(425)	(992)	(986)

Net decrease in cash and cash equivalents	(631)	(484)	(968)
Cash and cash equivalents, beginning of period	734	836	1,989

Cash and cash equivalents, end of period	$103	$352	$1,021

Supplemental disclosure of cash flow information:
Interest paid	$25	$38	$51

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust I
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$31	$(333)	$50
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	-	457	171
Impairment of equipment	-	38	-
Equity in (income) loss from investments	(11)	15	9
Changes in assets and liabilities:
Accounts receivable	193	24	(71)
Due to/from affiliates, net	(28)	44	1
Other current assets	1	(15)	9
Other assets	-	23	-
Accounts payable and accrued expenses	36	(100)	(105)
Total adjustments	191	486	14
Net cash provided by operating activities	222	153	64

Cash flows from financing activities:
Distribution to shareholders	(132)	(421)	(424)
Repayments of loans payable	(80)	(74)	(67)
Net cash used in financing activities	(212)	(495)	(491)

Net increase (decrease) in cash and cash equivalents	10	(342)	(427)
Cash and cash equivalents, beginning of period	734	836	1,989

Cash and cash equivalents, end of period	$744	$494	$1,562

Supplemental disclosure of cash flow information:
Interest paid	$14	$20	$26

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS

Ridgewood Energy Electric Power, L.P. (the “Partnership”) was formed as a Delaware limited partnership on March 6, 1991 by Ridgewood Renewable Power LLC (formerly Ridgewood Power Corporation), acting as the general partner.  On June 15, 1994, with the approval of the partners, the Partnership merged all of its assets and liabilities into a newly formed trust, Ridgewood Electric Power Trust I (the “Trust”).  Effective July 25, 1994, the Trust elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and registered its shares under the Securities Act of 1934, as amended.  In connection with this transaction, the Trust issued 105.5 shares in exchange for outstanding Partnership units.  The Trust shall continue to exist until July 25, 2034 unless terminated sooner by certain provisions of the Trust’s Declaration. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a New Jersey limited liability company, is the managing shareholder of the Trust. The Managing Shareholder has complete control of the day-to-day operation of the Trust and is not regularly elected by the Investors.

As a BDC, the Trust was required to have a board of "independent trustees" that, among other things, reviewed and consented to certain affiliated and other transactions that the Trust may have considered.  However, the Trust reached a point at which it was fully invested and believed there was no further need for BDC status.  In 2001, the holders of a majority of Investor Shares consented to withdraw the Trust’s election to be treated as a BDC and to make the required amendments to its Declaration of Trust to give effect to the withdrawal.  This included eliminating the requirement to have independent trustees.  In January 2002, the Trust filed with the SEC a notification to withdraw its election to be treated as a "business development company."

The Trust’s projects, which are located in the United States, have focused primarily on small-scale electricity generation projects using renewable sources of fuel.  These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.  While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

The Trust’s accompanying consolidated financial statements include the financial statements of Brea Power Partners, L.P. (“Brea”) and Ridgewood Mobile Power I, LLC. The Trust’s consolidated financial statements also include the Trust’s 32.5% limited partnership interest in Stillwater Hydro Partners, L.P. (“Stillwater”) and, effective January 1, 2005, its 15% interest in Ridgewood Rhode Island Generation LLC (“RRIG”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the investments’ operating and financial policies.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation. The Managing Shareholder also provides for the operation and maintenance of the project owned by RRIG but does not participate in the daily management of Stillwater.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

The Trust has identified a series of adjustments, including adjustments related to investments, an impairment of assets and accounting for professional service fees, which have resulted in the restatement of the previously issued financial statements of the Trust for the quarters ended March 31, 2005, for the quarters ended March 31, June 30 and September 30 of 2004 and 2003, and for the years ended December 31, 2004 and 2003.

The tables below present the changes in financial statement line items between the Trust’s previously reported and restated balance sheets and statements of operations.  These restatements did not have a significant impact on the Trust’s statements of cash flows. Explanatory comments follow the tables.

Balance Sheets

	December 31,
ASSETS	2004	2003
Investments	$(175)	$(185)	(A)
Plant and equipment, net	(227)	-	(C)
Total assets	$(402)	$(185)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(54)	$(60)	(B)
Due to affiliates	-	(1)	(D)
Loan payable - noncurrent portion	1	1	(D)
Shareholders' equity	(349)	(125)	(A) (B) (C) (D)
Total liabilities and shareholders' equity	$(402)	$(185)

Statement of Operations

	Years ended December 31,
	2004	2003
Cost of revenues, increase	$(1,327)	$(2)	(C)
General and administrative expenses, (increase) decrease	(6)	23	(B)
Impairment of equipment, decrease	1,100	(8)	(C)
(Loss) income from operations, (increase) decrease	(233)	13

Equity in income from investments, increase	8	8	(A)

Net loss, (increase) decrease	$(225)	$21

Managing Shareholder - Net loss, (increase) decrease	$(45)	$1
Shareholders - Net loss, (increase) decrease	$(180)	$20
Net loss per Investor Share, (increase) decrease	$(1,701)	$207

(A) Originally, the Stillwater project did not properly account for certain pre-development costs as they were capitalized rather then expensed in accordance with generally accepted accounting principles (“GAAP”). The Trust recorded an adjustment to decrease its investment in the Stillwater project and shareholders’ equity by $193 at the beginning of 2003. As a result of the write-off of these pre-development costs, the Stillwater projects’ amortization expense in subsequent years was also reduced. Therefore, the Trust recorded additional adjustments to increase its investment in the Stillwater project and equity income by $8 for each of the years ended December 31, 2003 and 2004.

(B) In the previously issued financial statements, the Trust accrued professional service fees in the period to be audited or reviewed rather than during the period in which the services were performed. The Trust has concluded that such treatment is not in accordance with GAAP. As a result, the Trust overaccrued $54 and $59 of professional fees for the years ended December 31, 2004 and 2003, respectively. The 2004 overaccrual was adjusted by recording a decrease to accrued expenses of $54, and increases to general and administrative expenses and beginning shareholders’ equity of $5 and $59, respectively. The 2003 overaccrual was adjusted by recording a decrease to accrued expenses and general and administrative expenses of $59 and $13, respectively, and an increase to beginning shareholders’ equity of $46.

(C) In the previously issued financial statements, the Trust incorrectly applied GAAP by impairing the Brea project during 2004. The Trust corrected this error by recording a change in estimate to the useful life of the Brea project assets. The effect is that impairment expense and plant and equipment, net, decreased by $1,100 and $227, respectively, with cost of sales increasing by $1,327 as a result of the accelerated depreciation on the assets.

(D) Certain items in the previously issued financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss).

Quarterly Balance Sheets (unaudited)	March 31,
	2005
ASSETS
Other current assets	$1	(D)
Investments	(167)	(A)
Plant and equipment, net	(202)	(C)
Other assets	1	(D)
Total assets	$(367)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(29)	(B)
Shareholders' equity	(338)	(A) (B) (C) (D)
Total liabilities and shareholders' equity	$(367)

Quarterly Balance Sheets (unaudited)	2004
	September 30	June 30	March 31
ASSETS
Due from affiliates	$(1)	$-	$-	(D)
Investments	(131)	(169)	(166)	(A)
Plant and equipment, net	103	435	768	(C)
Other assets	1	1	1	(D)
Total assets	$(28)	$267	$603

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(18)	$(9)	$(17)	(B)
Due to affiliates	(1)	-	-	(D)
Shareholders' equity	(9)	276	620	(A) (B) (C) (D)
Total liabilities and shareholders' equity	$(28)	$267	$603

Quarterly Balance Sheets (unaudited)	2003
	September 30	June 30	March 31
ASSETS
Due from affiliates	$(2)	$(2)	$(1)	(D)
Investments	(210)	(210)	(213)	(A)
Intangibles, net	-	-	(1)	(D)
Other assets	1	-	-	(D)
Total assets	$(211)	$(212)	$(215)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$(28)	$(21)	$(15)	(B)
Due to affiliates	(2)	(2)	(2)	(D)
Loan payable - current portion	(1)	-	(1)	(D)
Shareholders' equity	(180)	(189)	(197)	(A) (B) (C) (D)
Total liabilities and shareholders' equity	$(211)	$(212)	$(215)

Quarterly Statement of Operations (Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Cost of revenues, increase	$(1,017)	$(2)	$(341)	$-	(C)
General and administrative expenses, (increase) decrease	(45)	(34)	11	(1)	(B)
Impairment of equipment, decrease	1,100	-	-	-	(C)
Loss from operations, decrease (increase)	38	(36)	(330)	(1)

Interest expense	-	-	(1)	-	(D)
Equity in income from investments, decrease (increase)	53	(17)	39	-	(A)
Other income, increase	27	19	8	9	(D)

Net loss, (increase) decrease	$118	$(34)	$(284)	$8

Managing Shareholder - Net loss, (increase) decrease	$24	$-	$(57)	$-
Shareholders - Net loss, (increase) decrease	$94	$(34)	$(227)	$8
Net loss per Investor Share, (increase) decrease	$884	$(312)	$(2,151)	$68

Quarterly Statement of Operations (Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Cost of revenues, increase	$(677)	$(2)	$(338)	$-	(C)
General and administrative expenses, (increase) decrease	(56)	(32)	(16)	1	(B)
Impairment of equipment, decrease	1,100	-	-	-	(C)
Loss from operations, decrease (increase)	367	(34)	(354)	1

Interest income, (increase)decrease	-	-	-	2	(D)
Interest expense, (increase) decrease	-	-	1	-	(D)
Equity in income from investments, decrease (increase)	14	(17)	(4)	4	(A)
Other income, increase	18	10	13	5	(D)

Net loss, (increase) decrease	$399	$(41)	$(344)	$12

Managing Shareholder - Net loss, (increase) decrease	$80	$-	$(69)	$-
Shareholders - Net loss, (increase) decrease	$319	$(41)	$(275)	$12
Net loss per Investor Share, (increase) decrease	$3,035	$(380)	$(2,609)	$96

Quarterly Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2005	2004	2003

Cost of revenues, increase	$27	$(338)	$(1)	(C)
General and administrative expenses, (increase) decrease	(24)	(41)	(33)	(B)
Impairment of equipment, decrease	-	1,100	-	(C)
Loss from operations, decrease (increase)	3	721	(34)

Equity in income from investments, decrease (increase)	9	18	(21)	(A)
Other income, increase	(1)	5	5	(D)

Net loss, (increase) decrease	$11	$744	$(50)

Managing Shareholder - Net loss, (increase) decrease	$2	$149	$-
Shareholders - Net loss, (increase) decrease	$9	$595	$(50)
Net loss per Investor Share, (increase) decrease	$88	$5,644	$476

(A)
Originally, the Stillwater project did not properly account for certain pre-development costs. Additionally, Stillwater did not properly accrue expenses during interim periods of 2003 and 2004 as required under GAAP. As a result, the Trust recorded the following adjustments (unaudited):

	2005	2004			2003
	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Equity in income from investments (Depreciation effect)	$2	$6	$4	$2	$6	$4	$2
Equity in income from investments (Expense accrual effect)	7	47	10	16	(23)	(21)	(22)
Beginning Shareholders' equity - (decrease) increase	(179)	(184)	(184)	(184)	(193)	(193)	(193)
Investments	(170)	(131)	(170)	(166)	(210)	(210)	(213)

(B)
In the previously issued financial statements, the Trust accrued professional service fees in the period to be audited or reviewed rather than during the period in which the services were performed. The Trust has concluded that such treatment is not in accordance with GAAP. As a result, the Trust recorded the following adjustments (unaudited):

	2005	2004			2003
	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Accounts payable and accrued expenses	$(30)	$(18)	$(9)	$(17)	$(29)	$(22)	$(16)
Beginning Shareholders' equity - (decrease) increase	53	59	59	59	46	46	46
General and administrative expenses	(23)	(41)	(50)	(42)	(17)	(24)	(30)

(C)
In the previously issued financial statements, the Trust incorrectly impaired the Brea project during 2004. The Trust corrected this error by recording a change in estimate to the useful life of the Brea project assets. The effect is that impairment expense and plant and equipment, net, decreased by $1,100 and $227 respectively, with cost of sales increasing by $1,327 as a result of the accelerated depreciation on the assets. The Trust recorded the following adjustments (unaudited):

	2005	2004
	3/31	9/30	6/30	3/31

Plant and equipment, net	$(200)	$104	$436	$768
Beginning Shareholders' equity - (decrease) increase	(227)	-	-	-
Impairment	-	1,100	1,100	1,100
Cost of revenues	27	(996)	(664)	(332)

(D)	Certain items in the previously issued statements have been reclassified to conform to the current year presentation as follows (unaudited):

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31

Due from affiliates	$-	$-	$-	$(2)	$(2)	$(2)
Due to affiliates	-	-	-	(2)	(2)	(2)
Other income	27	18	5	19	10	5
General and administrative expenses	(4)	(5)	-	(17)	(8)	(5)
Cost of revenues	(23)	(13)	(5)	(2)	(2)	-

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investment in Stillwater and RRIG since they are less than 50% owned and the Trust has the ability to exercise significant influence over the operating and financial policies of Stillwater and RRIG. The Trust’s share of the operating results of Stillwater and RRIG is included in the consolidated statements of operations.

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c) Revenue Recognition

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

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities of three months or less when purchased, to be cash and cash equivalents.  Cash and cash equivalents consist of funds deposited in bank accounts and may, from time-to-time, also include commercial paper. Cash balances with banks as of December 31, 2005, 2004 and 2003 exceed insured limits by approximately $36, $632 and $734, respectively.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

f) Assets held for sale

In the third quarter of 2003, the Trust decided to make its mobile power modules available for sale. Accordingly, the remaining net book value of $243, as of December 31, 2003, is reflected as assets held for sale; these assets were disposed of in 2004.

g) Plant and Equipment

Plant and equipment, consisting of Power generation facility and office equipment, are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets.

Power generation facility	20 years
Office equipment	5 years

h) Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

i) Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

j) Significant Customer and Supplier

During 2005, 2004, and 2003, the Trust’s largest customer, Southern California Edison Company (“SCE”), accounted for 100%, 100%, and 99.8%, respectively, of total revenues.  During 2005, 2004 and 2003, the Trust purchased 100% of its gas from one supplier, GSF Energy, LLC (“GSF”).

k) Fair Value of Financial Instruments

For the years ended December 31, 2005, 2004 and 2003, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximates their fair value.  The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

l) Unaudited Interim Results

The unaudited interim consolidated financial statements included herein have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Trust’s financial position and its results of operations and cash flows for each of the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to such interim periods are also unaudited.

m) Recent Accounting Pronouncements

 SFAS 143 and FIN 47

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002.  The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  SFAS No. 146 is effective for fiscal years ending after December 31, 2002.  The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements.  The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for interim periods beginning after June 15, 2003.  The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules.   Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle.  The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND CHANGE IN ACCOUNTING ESTIMATE

Brea Power Partners, L.P.

In October 1994, the Trust invested in Brea Power Partners, L.P. (“Brea”), which acquired a 5 megawatt gas-fired electric generating facility and its related landfill gas processing facility in Brea, California. On June 1, 1997, the Trust purchased the general and other limited partnership interests in Brea to increase its ownership in Brea to 100%.  The aggregate purchase price of the Trust’s investments totaled $5,900, including the assumption of liabilities and acquisition costs.

Electricity generated by Brea, over and above its own requirements, was, prior to the contract termination, sold to Southern California Edison Company (“SCE”) under a power contract. The power contract was terminable by either party no earlier than the end of 2004 on 5 years advance notice.  On March 23, 2000, SCE provided such written notice to Brea notifying Brea it was electing to terminate the power contract as of March 23, 2005. After such termination, Brea began selling its electric output in the competitive electric power market. The landfill gas is produced from a landfill owned by Orange County, California and is collected and sold by GSF under a gas lease agreement between GSF and Orange County.

Brea is required to comply with certain environmental regulations of the South Coast Air Quality Management District (“South Coast”), the air pollution control agency for Orange County and major portions of Los Angeles, San Bernardino and Riverside counties in Southern California. In the first quarter of 2004, South Coast promulgated Rule 1110-2 regarding air emissions from gaseous and liquid-fueled stationary engines which generally imposes very low air emissions levels on such engines, which include the generating engines used by and located at Brea (the “Rule”). According to the Rule, existing and newly installed, electric generating engines were required to be in compliance with the new emissions levels by January 1, 2005 or cease operations or, if operations continue, risk severe penalties from South Coast. In their prior configuration and operation, the electric generating engines used by Brea would not have complied with the Rule.

As a result of the Rule, Brea and the Trust implemented a change in accounting estimate, effective January 1, 2004, to reduce the useful life of Brea’s equipment to December 31, 2004. This change in estimate accelerated a total of $1,327 of depreciation expense into 2004 from 2005 and 2006.

In the fourth quarter of 2004, Brea received a temporary variance of the Rule’s application to allow Brea additional time to attempt to be in compliance with the Rule. During 2005, Brea made modifications to its facilities, including installation of newly acquired equipment, which allowed the Brea facility to be in compliance with the Rule.

Ridgewood Olinda, LLC / Ridgewood Rhode Island Generation LLC

In April 2001, the Trust formed Ridgewood Olinda, LLC (“Ridgewood Olinda”). Ridgewood Olinda contracted with an unaffiliated engineering and construction firm to construct a $3,000 2.5 megawatt expansion to the Brea Project. The construction of the new addition was completed in the second quarter of 2002 (the “Olinda Project”). The Olinda Project began commercial operation in May 2002, but ceased operations in October 2002.

In 2003, the Trust decided to relocate the electric generating equipment of the Olinda Project, to the site of a new landfill gas development of the Trust’s affiliate, the Ridgewood Power B Fund/ Providence Expansion. Accordingly, the Olinda Project had its engines removed from its facility for refurbishment and reconditioning during the third quarter of 2003. Upon completion of the refurbishment and reconditioning, the engines were transferred to a facility owned by Ridgewood Rhode Island Generation LLC (“RRIG”), the new landfill gas development site of the Ridgewood Power B Fund/ Providence Expansion.

As of October 1, 2003, Ridgewood Olinda entered into a lease agreement with RRIG whereby Ridgewood Olinda will receive 15% of the available cash flows (as defined) of the RRIG facility. As a result of the relocation and installation of the Ridgewood Olinda’s engines at RRIG, the Trust recorded an impairment charge of $1,700 in the third quarter of 2003, reducing its value to $1,000, representing the remaining estimated fair value of the equipment.

As of January 1, 2005, Ridgewood Olinda and RRIG agreed to terminate their October 2003 engine lease agreement in exchange for Ridgewood Olinda receiving a 15% membership interest in RRIG in exchange for the transfer of the ownership of the engines to RRIG, which resulted in a reclassification of $1,000 from plant and equipment, net, to investments.

The Trust, along with the B Fund, is evaluating expansion activities at the RRIG site. If such expansion were to occur, the Trust may make an additional investment into RRIG.

Mobile Power Units

In the third quarter of 1999, the Trust purchased for $710 two mobile electric power generating units. In 2004 and 2003, the Trust recorded impairment charges of $38 and $44, respectively. The Trust decided in 2003 to sell these units, and they were sold in the second quarter of 2004 for proceeds of $205.

5.   INVESTMENTS

Stillwater Hydro Partners, L.P.

On October 31, 1991, the Trust acquired, for $1,000, a 32.5% general partner’s interest in Stillwater a limited partnership whose sole business is the construction, ownership and operation of a 3.5 megawatt hydroelectric facility, located on the Hudson River in Stillwater, New York.  At the time of the investment, the project was under construction and commenced operations in May 1993. Electricity generated by the Stillwater facility is sold to the Niagara Mohawk Power Corporation under a long-term power contract that expires in 2028.

On May 16, 1994, the Trust exercised one of its rights under the limited partnership agreement and elected to exchange its general partner interest for a 32.5% limited partnership interest and, pending payment of a priority distribution, withdraw from the partner.  Such distribution is in the aggregate amount of $1,000 and is payable from available cash flows from the project in nine annual installments together with cumulative interest at 12% per year, which were scheduled to begin in May 1995. In accordance with the terms of the conversion to a limited partner, the Trust maintains its limited partnership interest until it receives the priority distribution including all accrued interest thereon. To date, no payments have been received. At December 31, 2005, the total amount due to the Trust was $2,396.

The ultimate ability of Stillwater to meet its payment obligations to the Trust is dependent on the actual operating performance of the Stillwater project which has not been sufficiently profitable to allow the priority payments to be made.  As a result, all available cash flow from Stillwater is and has been applied to its debt service requirements.  Until the current debt service requirements are satisfied, the priority payments to the Trust will be carried forward into subsequent years.

The Trust accounts for its investment in Stillwater under the equity method of accounting.  Amounts presented below do not include the elimination of interest due to the Trust of $120 per year.

Summarized balance sheet data for Stillwater at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
Current assets	$285	$321	$270
Non-current assets	6,993	7,333	7,620
Total assets	$7,278	$7,654	$7,890

Current liabilities	$1,906	$1,760	$1,586
Long-term debt	3,424	4,021	4,555
Other noncurrent liabilities	1,395	1,353	1,353
Equity	553	520	396
Total liabilities and equity	$7,278	$7,654	$7,890

Trust share of equity	$127	$116	$76

Summarized statements of operations data for Stillwater for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
Revenues	$1,290	$1,384	$1,311

Operating expenses	730	690	670
Other expenses	527	570	621
Total expenses	1,257	1,260	1,291

Net income	$33	$124	$20

Trust share of net income	$11	$40	$7

Quarterly summarized statements of operations data for Stillwater is as follows (unaudited):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$953	$1,049	$988	$260	$413	$317

Operating expenses	547	543	493	170	171	162
Other expenses	399	432	471	131	145	154
Total expenses	946	975	964	301	316	316

Net income (loss)	$7	$74	$24	$(41)	$97	$1

Trust share of net income (loss)	$2	$24	$8	$(13)	$32	$-

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$693	$636	$671	$384	$381	$412

Operating expenses	377	372	331	189	187	172
Other expenses	268	287	317	137	142	158
Total expenses	645	659	648	326	329	330

Net income (loss)	$48	$(23)	$23	$58	$52	$82

Trust share of net income (loss)	$16	$(7)	$7	$19	$17	$27

	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues	$309	$255	$259

Operating expenses	188	185	159
Other expenses	131	145	159
Total expenses	319	330	318

Net (loss)	$(10)	$(75)	$(59)

Trust share of net (loss)	$(3)	$(24)	$(19)

Ridgewood Rhode Island Generation LLC (a subsidiary of the Ridgewood Power B Fund/ Providence Expansion)

Effective January 1, 2005, the Trust accounts for its investment in RRIG under the equity method of accounting.

Summarized balance sheet data for RRIG at December 31, 2005 is as follows:

Current assets	$1,397
Non-current assets	8,885
Total assets	$10,282

Current liabilities	$1,067
Long-term debt	1,117
Equity	8,098
Total liabilities and equity	$10,282

Trust share of equity	$1,215

Summarized statements of operations data for RRIG for the year ended December 31, 2005 is as follows:

Revenues	$3,819

Operating expenses	2,211
Other expenses	22
Total expenses	2,233

Net income	$1,586

Trust share of net income	$238

Quarterly summarized statements of operations data for RRIG is as follows (unaudited):

	Nine Months Ended	Six Months Ended	Three Months Ended
	September 30,	June 30,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2005

Revenues	$1,896	$726	$1,170	$365	$361

Operating expenses	757	324	433	263	311
Other expenses	155	97	58	58	39
Total expenses	912	421	491	321	350

Net income	$984	$305	$679	$44	$11

Trust share of net income	$148	$46	$102	$7	$2

6.  PLANT AND EQUIPMENT

At December 31, 2005, 2004 and 2003, plant and equipment at cost, accumulated depreciation and related depreciation expense were:

	2005	2004	2003
		(Restated)	(Restated)
Building	$190	$190	$190
Machinery and equipment	3,120	3,520	3,520
	3,310	3,710	3,710
Less: accumulated depreciation	(2,725)	(2,710)	(1,197)
	$585	$1,000	$2,513

On January 1, 2005, $1,000 in equipment was reclassified to an investment on the balance sheet in connection with the acquisition of an equity interest in RRIG.

For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $31, $1,512 and $335, respectively, which is included in cost of revenues. The increased depreciation expense for 2004 is the result of a change in accounting estimate as described in Note 4.

Quarterly plant and equipment and related depreciation expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
			(Restated)
Building	$190	$190	$190
Machinery and equipment	3,120	2,505	2,505
Construction in progress	-	367	-
	3,310	3,062	2,695
Less: accumulated depreciation	(2,695)	(2,695)	(2,695)
	$615	$367	$-

No depreciation expense was recorded during the first three quarters of 2005.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Building	$190	$190	$190
Machinery and equipment	3,520	3,520	3,520
	3,710	3,710	3,710
Less: accumulated depreciation	(2,332)	(1,954)	(1,575)
	$1,378	$1,756	$2,135

Depreciation expense for the 2004 year-to-date periods ended September 30, June 30, and March 31, was $1,134, $756 and $378, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Building	$190	$190	$190
Machinery and equipment	3,520	5,727	5,727
	3,710	5,917	5,917
Less: accumulated depreciation	(1,151)	(1,430)	(1,338)
	$2,559	$4,487	$4,579

Depreciation expense for the 2003 year-to-date periods ended September 30, June 30, and March 31, was $277, $185 and $93, respectively.

7.  INTANGIBLE ASSETS

A portion of the purchase price in connection with the July 1997 acquisition of the Brea Project was assigned to the electric power sales contract and was amortized over the life of the contract (7 years) on a straight-line basis.  During 2004 and 2003, the Trust recorded amortization expense of $158 and $315, respectively. The asset was fully amortized as of December 31, 2004.

8.  LOAN PAYABLE

In August 2001, Ridgewood Olinda entered into an agreement, effective December 2001, to borrow $1,500. The proceeds from the loan were used to finance the 2.5 megawatt expansion of the Ridgewood Olinda facility. The collateralized notes are due in monthly installments of $31, including interest at 8.68% per annum.  Final payment is due on November 30, 2006. The loan is collateralized by the equipment that was originally installed at Ridgewood Olinda, which has now been transferred to RRIG.

The following is a summary of the loan payable at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Collateralized notes payable	$315	$643	$953
Less - current maturity	(315)	(328)	(300)
Total long-term debt	$-	$315	$653

9.   COMMITMENTS AND CONTINGENCIES

The Brea project had a long-term agreement to purchase landfill gas from its supplier. Prior to its termination on May 1, 2007, the agreement was set to expire in December 2018. The future minimum purchases under the agreement at December 31, 2005, until its termination on May 1, 2007, were set at $720 and $240 during 2006 and 2007, respectively.

10.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust entered into a Management Agreement with the Managing Shareholder, under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. The Trust pays the Managing Shareholder an annual management fee, which is payable in equal monthly installments, equal to 1% of the Trust’s shareholders’ equity as of the beginning of the year.  During 2005, 2004 and 2003, the Trust paid management fees to the Managing Shareholder of $24, $37, and $68, respectively.

Under the Declaration of Trust, the Managing Shareholder receives 100% of current year operating profits until cumulative profits equal cumulative losses allocated to the Managing Shareholder.  The Managing Shareholder then receives 1% of operating profits until the shareholders have received cumulative cash distributions equal to their original investment (“Payout”).  After Payout, the Managing Shareholder is entitled to receive 20% of current year profits.  Losses incurred in any given year are allocated 1% to the Managing Shareholder, provided the allocation of losses to the shareholders shall be limited to prevent the shareholder from having a negative capital account. These allocations do not affect the allocation of cash distributions discussed below.

The Managing Shareholder is also entitled to receive 1% of all annual distributions made by the Trust (other than those derived from the disposition of Trust property) until Payout.  Once Payout is reached, the Managing Shareholder is entitled to receive 20% of all future distributions.

As a result of the distributions paid in January of 2004, the Trust’s cumulative distributions have reached Payout. Accordingly, the Managing Shareholder received, and will continue to receive, 20% of the distributions of the Trust. During 2005, 2004, and 2003, cash distributions were $263, $1,345, and $1,700, respectively.

The Managing Shareholder and affiliates own, in the aggregate, three investor shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management, LLC (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust.  RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items.  Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  During the year ended December 31, 2005, 2004 and 2003, RPM charged Brea $144, $127 and $130, respectively, for overhead items allocated in proportion to the amount invested in projects managed.  During the years ended December 31, 2003, RPM charged Ridgewood Olinda $33 for overhead items allocated in proportion to the amount invested in projects managed. RPM also charged Brea and Ridgewood Olinda for all of the direct operating and non-operating expenses incurred during the period.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit, through May 31, 2008.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business.  The amounts payable and receivable do not bear interest. At December 31, 2005, 2004 and 2003, the Trust had amounts due from affiliates of $52, $6 and $45, respectively. At December 31, 2005, the Trust had amounts due to affiliates of $507, which includes $500 due to Ridgewood Renewable Power, which was borrowed during the period from July 26, 2005 to October 31, 2005.

11.  SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters
	1st	2nd	3rd	4th
	(Restated)
Revenues	$585	$136	$467	$967
Gross profit (loss)	152	(227)	(25)	524
Income (loss) from operations	33	(369)	(101)	491
Net income (loss)	31	(306)	(10)	581
Net income (loss) per Investor Share	230	(2,319)	(162)	4,500

	2004 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$647	$779	$1,129	$791
Gross (loss) profit	(152)	(10)	393	49
(Loss) income from operations	(299)	(189)	294	(28)
Net (loss) income	(333)	(180)	319	(17)
Net (loss) income per Investor Share	(2,523)	(1,365)	2,414	(123)

	2003 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$730	$707	$1,071	$703
Gross profit	197	38	502	205
Income (loss) from operations	81	(130)	(1,368)	71
Net income (loss)	50	(117)	(1,379)	58
Net income (loss) per Investor Share	466	(1,093)	(12,941)	549

12.   SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

In February 2007, Brea completed the negotiation of 13-year power purchase agreements, from 5 megawatt to 25 megawatt, to the City of Anaheim, California.

Effective May 1, 2007, Brea entered into agreements with GSF to terminate the Gas Sale and Purchase Agreement that Brea had with GSF and take assignment of the Landfill Gas Rights and Production Facility Agreements with the County of Orange, California.