Form 10-Q
period 2006-03-31
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2007-10-15
CIK 924386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file Number:   0-24240

RIDGEWOOD ELECTRIC POWER TRUST I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3105824
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

                 Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, 2007, there were 105.5 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$215	$138
Accounts receivable	483	671
Due from affiliates	42	52
Other current assets	39	35
Total current assets	779	896
Investments	1,901	1,818
Plant and equipment, net	570	585
Total assets	$3,250	$3,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$117	$430
Due to affiliates	417	507
Loan payable	228	315
Total current liabilities	762	1,252

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and outstanding)	2,759	2,406
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(271)	(359)
Total shareholders’ equity	2,488	2,047
Total liabilities and shareholders’ equity	$3,250	$3,299

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenues	$816	$585

Cost of revenues	422	433

Gross profit	394	152

Operating expenses:
General and administrative expenses	33	113
Management fee to the Managing Shareholder	5	6
Total operating expenses	38	119

Income from operations	356	33

Other income (expense):
Interest expense	(6)	(14)
Equity in income from investments	91	11
Other income	-	1
Total other income (expense), net	85	(2)

Net income	$441	$31

Managing Shareholder – Net income	$88	$6
Shareholders – Net income	$353	$25
Net income per Investor Share	$3,344	$230
Distributions per Investor Share	$-	$1,250

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities;
Net income	$441	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	-
Equity in income from investments	(91)	(11)
Distributions from investments	8	-
Changes in assets and liabilities:
Accounts receivable	188	193
Due to/from affiliates, net	(80)	(28)
Other current assets	(4)	1
Accounts payable and accrued expenses	(313)	36
Net cash provided by operating activities	164	222

Cash flows from financing activities;
Repayments of loans payable	(87)	(80)
Distribution to shareholders	-	(132)
Net cash used in financing activities	(87)	(212)

Net increase in cash and cash equivalents	77	10
Cash and cash equivalents, beginning of period	138	734
Cash and cash equivalents, end of period	$215	$744

Supplemental disclosure of cash flow information;
Interest paid	$6	$14

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   OVERVIEW

Ridgewood Electric Power Trust I (the “Trust”) is a Delaware trust formed on May 9, 1994 to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, LP, which had made investments in landfill gas-fired electric generating projects and a hydroelectric generating project. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust. The business of the Trust is to engage in the acquisition, development and operation of infrastructure projects focused on electricity generation. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

The Trust’s investments are located in the United States.  The Trust has investments in landfill gas-fired electric generating projects with total capacity of 14 megawatts (“MW”) and a hydroelectric generating project with a total capacity of 3.5MW.

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiary, Brea Power Partners, LP (“Brea”). The Trust’s consolidated financial statements also includes the Trust’s 15% interest in Ridgewood Rhode Island Generation LLC (“RRIG” or “Providence Expansion”) and its 32.5% interest in Stillwater Hydro Partners, LP (“Stillwater”), both of which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investees.

The accompanying unaudited condensed consolidated financial statements (the “Consolidated Financial Statements”) have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These Consolidated Financial Statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on October 4, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the Consolidated Financial Statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   INVESTMENTS

Stillwater Hydro Partners, L.P.

Amounts presented below do not include the elimination of interest due to the Trust of $30 for the three months ended March 31, 2006 and 2005, respectively.

Summarized statements of operations data for Stillwater for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005

Revenues	$415	$309

Operating expenses	224	188
Other expenses	120	131
Total expenses	344	319

Net income (loss)	$71	$(10)

Trust share of net income (loss)	$23	$(3)

Ridgewood Rhode Island Generation LLC

Summarized statements of operations data for RRIG for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005

Revenues	$1,339	$361

Operating expenses	859	311
Other expenses	94	39
Total expenses	953	350

Net income	$386	$11

Trust share of net income	$58	$2

3.   SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

In February 2007, Brea completed the negotiation of 13-year power purchase agreements, from 5 megawatt to 25 megawatt, with the City of Anaheim, California.

Effective May 1, 2007, Brea entered into agreements with GSF Energy LLC (“GSF”) to terminate the Gas Sale and Purchase Agreement that Brea had with GSF and take assignment of the Landfill Gas Rights and Production Facility Agreements with the County of Orange, California.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Trust’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Trust’s control, that may cause the Trust’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Specific consideration should also be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Trust’s 2005 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No changes have been made to the Trust’s critical accounting policies and estimates disclosed in the 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Total revenues increased $231,000, or 39.5%, to $816,000 in the first quarter of 2006 as compared to $585,000 in the first quarter of 2005. The increase was primarily due to the curtailing of operations during the first quarter of 2005 while Brea installed emission modification equipment necessary to comply with new emission standards.

Cost of revenues for the first quarter of 2006 was $422,000, or 51.7% of revenues, compared to $433,000, or 74% of revenues in the first quarter of 2005, a decrease of $11,000. The decrease was primarily due to the inclusion in the first quarter of 2005 of period expenses, including maintenance and repair, incurred by Brea in connection with modifications to existing equipment in conjunction with the installation of the new emission modification equipment discussed above.

General and administrative expenses decreased from $113,000 in the first quarter of 2005 compared to $33,000 in the first quarter of 2006 as the 2005 period included professional fees, which were expensed as incurred, relating to compliance with the new emission standards.

Income from operations increased in the first quarter of 2006 by $323,000 from $33,000 in the first quarter of 2005 to $356,000 for the first quarter of 2006, due to curtailing of operations in 2005 and installed emission modifications to the existing equipment at the Brea facility.

Equity in income from other investments totaled $91,000 for the three months ended March 31, 2006, compared to $11,000 for the comparable 2005 period. This increase was primarily due to an increase in earnings from the Trust’s investments as the equity income from Stillwater increased $26,000 from 2005 to 2006 and the equity income from RRIG increased $56,000 over the same periods.

Gross profit increased in the first quarter of 2006 by $242,000 as compared to $152,000 in the first quarter of 2005, due to lower revenues in 2005 caused by the curtailing of operations while Brea installed emission modification equipment necessary to comply with new emission standards.

Net income increased to $441,000 for the first quarter of 2006 as compared to $31,000 in the first quarter of 2005, due to the inclusion in the first quarter of 2005 of increased cost of revenues incurred by the Brea facility.

Total assets and liabilities and shareholders’ equity decreased $49,000 during the period from December 31, 2005 to March 31, 2006. This decrease was primarily the result of repayment of bank loans of $87,000.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

At March 31, 2006, the Trust had cash and cash equivalents of $215,000, an increase of $77,000 from December 31, 2005. The increase was primarily the result of $164,000 provided by operating activities and $87,000 used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2006 was $164,000 compared to cash provided of $222,000 for the three months ended March 31, 2005. The decrease in cash flow in 2006 compared to 2005 was primarily due to increased net income being more than offset by payments of accounts payable and accrued expenses.

Cash used in financing activities for the first quarter of 2006 was $87,000 compared to $212,000 for the first quarter of 2005. This decrease was because of a $132,000 distribution to shareholders in the first quarter of 2005 while no shareholder distributions occurred in the first quarter of 2006.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of March 31, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

No material changes were made in the Trust’s internal controls over financial reporting during the quarter ended March 31, 2006. Since the review, the Trust has implemented the following to address the above weaknesses:

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

Trust management, under the supervision of its Chief Executive Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

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

_____________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST I

Date: October 15, 2007	By:	/s/ RANDALL D. HOLMES
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2007	By:	/s/ JEFFREY H. STRASBERG
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)