Form 10-Q
period 2006-06-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2007-10-15
CIK 924386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST I

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$262	$138
Accounts receivable	364	671
Due from affiliates	66	52
Other current assets	26	35
Total current assets	718	896
Investments	1,907	1,818
Plant and equipment, net	554	585
Total assets	$3,179	$3,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$158	$430
Due to affiliates	422	507
Loan payable	140	315
Total current liabilities	720	1,252

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and outstanding)	2,686	2,406
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(227)	(359)
Total shareholders’ equity	2,459	2,047
Total liabilities and shareholders’ equity	$3,179	$3,299

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$1,373	$721	$557	$136

Cost of revenues	803	796	381	363

Gross profit (loss)	570	(75)	176	(227)

Operating expenses:
General and administrative expenses	53	249	20	136
Management fee to the Managing Shareholder	10	12	5	6
Total operating expenses	63	261	25	142

Income (loss) from operations	507	(336)	151	(369)

Other income (expense)
Interest expense	(10)	(25)	(4)	(11)
Equity in income from investments	179	85	88	74
Other income	-	1	-	-
Total other income, net	169	61	84	63

Net income (loss)	$676	$(275)	$235	$(306)

Managing Shareholder – Net income (loss)	$135	$(55)	$47	$(61)
Shareholders – Net income (loss)	$541	$(220)	$188	$(245)
Net income (loss) per Investor Share	$5,128	$(2,089)	$1,784	$(2,319)
Distributions per Investor Share	$2,500	$2,500	$2,500	$1,250

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$676	$(275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31	-
Equity in income from investments	(179)	(85)
Distributions from investments	90	-
Changes in assets and liabilities:
Accounts receivable	307	456
Due to/from affiliates, net	(99)	(40)
Other current assets	10	23
Accounts payable and accrued expenses	(273)	82
Net cash provided by operating activities	563	161

Cash flows from investing activities:
Capital expenditures	-	(367)
Net cash used in investing activities	-	(367)

Cash flows from financing activities:
Repayments of loans payable	(175)	(161)
Distribution to shareholders	(264)	(264)
Net cash used in financing activities	(439)	(425)

Net increase (decrease) in cash and cash equivalents	124	(631)
Cash and cash equivalents, beginning of period	138	734
Cash and cash equivalents, end of period	$262	$103

Supplemental disclosure of cash flow information:
Interest paid	$10	$25

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   OVERVIEW

Ridgewood Electric Power Trust I (the “Trust”) is a Delaware trust formed on May 9, 1994, to acquire all of the assets and to carry on the business of Ridgewood Energy Electric Power, LP, which had made investments in landfill gas-fired electric generating projects and a hydroelectric generating project. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust. The business of the Trust is to engage in the acquisition, development and operation of infrastructure projects focused on electricity generation. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

The Trust’s investments are located in the United States.  The Trust has investments in landfill gas-fired electric generating projects with total capacity of 14 megawatts (“MW”) and a hydroelectric generating project with a total capacity of 3.5MW.

The Trust’s accompanying consolidated financial statements include the financial statements of its wholly-owned subsidiary, Brea Power Partners, LP (“Brea”). The Trust’s consolidated financial statements also include the Trust’s 15% interest in Ridgewood Rhode Island Generation LLC (“RRIG” or “Providence Expansion”) and its 32.5% interest in Stillwater Hydro Partners, LP (“Stillwater”), both of which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investees.

The accompanying unaudited condensed consolidated financial statements (the “Consolidated Financial Statements”) have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These Consolidated Financial Statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on October 4, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in 2005 Form 10-K.

In the opinion of management, the consolidated financial statements as of June 30, 2006, and for the six-month and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   RECENT ACCOUNTING PRONOUNCEMENT

FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its Consolidated Financial Statements.

3.   INVESTMENTS

Stillwater Hydro Partners, L.P.

Amounts presented below do not include the elimination of interest due to the Trust of $60 and $30 for the six and three months ended June 30, 2006 and 2005, respectively.

Summarized statements of operations data for Stillwater for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$871	$693	$455	$384

Operating expenses	391	377	167	189
Other expenses	245	268	124	137
Total expenses	636	645	291	326

Net income	$235	$48	$164	$58

Trust share of net income	$76	$16	$53	$19

Ridgewood Rhode Island Generation LLC

Summarized statements of operations data for RRIG for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$2,489	$726	$1,150	$365

Operating expenses	1,739	324	880	263
Other expenses	193	97	99	58
Total expenses	1,932	421	979	321

Net income	$557	$305	$171	$44

Trust share of net income	$84	$46	$26	$7

4.   SUBSEQUENT EVENTS

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the six-month and three-month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Total revenues increased $652,000, or 90.4%, to $1.4 million for the first six months of 2006 as compared to $721,000 for the first six months of 2005. The increase was primarily due to the curtailing of operations during the 2005 period while Brea installed emission modification equipment necessary to comply with new emission standards.

Cost of revenues for the first six months of 2006 was $803,000, or 58.5% of revenues, compared to $796,000, or 110.4% of revenues in the first six months of 2005, an increase of $7,000. The higher percentage of cost of revenues for the first six months of 2005 was the result of the 2005 period expenses, including maintenance and repair, in connection with modifications to its existing equipment in conjunction with the installation of the new emission modification equipment discussed above.

General and administrative expenses decreased from $249,000 in the first six months of 2005 compared to $53,000 for the first six months of 2006 as the 2005 period included professional fees, which were expensed as incurred, relating to of complying with the new emission standards.

Income from operations increased for the first six months of 2006 by $843,000, from a loss of $336,000 in the first six months of 2005 to income of $507,000 for the first six months of 2006. This increase was due to the 2005 curtailment of operations while Brea installed emission modifications to the existing equipment.

Equity in income from investments totaled $179,000 for the six months ended June 30, 2006, compared to $85,000 for the comparable 2005 period. This increase was primarily due to an increase in earnings from the Trust’s investments as the equity income from Stillwater increased $60,000 from 2005 to 2006 and the equity income from RRIG increased $38,000 over the same time periods.

Gross profit increased $645,000 to $570,000 for the six months ended June 30, 2006 from a loss of $75,000 for the six months ended June 30, 2005. This increase was due to lower revenues in 2005 caused by the shutdowns in connection with installing new emission control technology at the Brea facility.

Net income increased to $676,000 for the first six months 2006 from a loss of $275,000 for the first six months of 2005. This improvement of $951,000 was due to the inclusion in the first six months of 2005 of increased cost of revenues incurred by the Brea facility.

Total assets and liabilities and shareholders’ equity decreased $120,000 during the period from December 31, 2005 to June 30, 2006. This decrease was primarily the result of net income during the period of $676,000 more than offset by reductions of liabilities totaling $532,000 and distributions to shareholders of $264,000.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues increased $421,000, or 309.6%, to $557,000 in the second quarter of 2006 as compared to $136,000 in the second quarter of 2005. The increase was primarily due to the curtailing of operations during the 2005 period while Brea installed emission modification equipment necessary to comply with new emission standards.

Cost of revenues for the second quarter of 2006 was $381,000, or 68.4% of revenues, compared to $363,000, or 266.9% of revenues in the second quarter of 2005, an increase of $18,000. The higher percentage of cost of revenues for 2005 was the result of the 2005 period expenses, including maintenance and repair, in connection with modifications to its existing equipment in conjunction with the installation of the new emission modification equipment discussed above.

General and administrative expenses decreased from $136,000 in the second quarter of 2005 to $20,000 in the second quarter of 2006 as the 2005 period included professional fees, which were expensed as incurred, relating to compliance with the new emission standards.

Income from operations increased in the second quarter of 2006 by $520,000, from a loss of $369,000 for the second quarter of 2005 compared to income of $151,000 for the second quarter of 2006. This increase was due to curtailing of operations and installed emission modifications to the existing equipment at the Brea facility during 2005.

Equity in income from investments totaled $88,000 for the three months ended June 30, 2006, compared to $74,000 for the comparable 2005 period. This increase was primarily due to an increase in earnings from the Trust’s investments as the equity income from Stillwater increased $34,000 from 2005 to 2006 and the equity income from RRIG increased $19,000 over the same time periods.

Gross profit increased $403,000 to $176,000 for the second quarter of 2006 from a loss of $227,000 for the second quarter of 2005. This increase was due to lower revenue in 2005 caused by the shutdowns in connection with installing new emission control technology at the Brea facility.

Net income increased by $541,000, from a loss of $306,000 in the second quarter of 2005 to net income of $235,000 for the second quarter of 2006, due to the inclusion in the second quarter for 2005 of increased cost of revenues incurred by the Brea facility.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

At June 30, 2006, the Trust had cash and cash equivalents of $262,000, an increase of $124,000 from December 31, 2005. The increase was primarily the result of $563,000 provided by operating activities and $439,000 used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2006 was $563,000 compared to cash provided of $161,000 for the six months ended June 30, 2005. The increase in cash flow in 2006 compared to 2005 was primarily due to increased net income partially offset by payments of accounts payable and accrued expenses.

Investing activities provided no cash for the first six months of 2006 as compared to $367,000 used for the first six months of 2005. The 2005 period was primarily $367,000 of capital expenditures relating to the Brea equipment.

Cash used in financing activities for the first six months of 2006 was $439,000 compared to $425,000 during the comparable period of 2005. Distributions for each period totaled $264,000 and the increase in cash used was due to increased debt repayments.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of June 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2006, the Trust engaged a national accounting firm to review procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Trust implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. No other material changes were made in the Trust’s internal controls over financial reporting during the quarter ended June 30, 2006. Since the review, the Trust has implemented the following to address the above weaknesses:

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

10.1
Asset purchase agreement, dated as of June 1, 2006, by and between Stillwater Hydro Partners L.P. and Boralex Stillwater LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-K filed by the Registrant with the SEC on June 14, 2006).

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