Form 10-Q
period 2006-09-30
RIDGEWOOD ELECTRIC POWER TRUST I
filed 2007-10-15
CIK 924386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒ (The registrant filed a Form 15 with the Securities and Exchange Commission on March 5, 2007).

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

RIDGEWOOD ELECTRIC POWER TRUST I

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9	$138
Accounts receivable	467	671
Due from affiliates	73	52
Other current assets	41	35
Total current assets	590	896
Investments	1,929	1,818
Plant and equipment, net	686	585
Total assets	$3,205	$3,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237	$430
Due to affiliates	574	507
Loan payable	49	315
Total current liabilities	860	1,252

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (105.5 Investor Shares issued and outstanding)	2,532	2,406
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(187)	(359)
Total shareholders’ equity	2,345	2,047
Total liabilities and shareholders’ equity	$3,205	$3,299

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$2,013	$1,188	$640	$467

Cost of revenues	1,235	1,288	432	492

Gross profit (loss)	778	(100)	208	(25)

Operating expenses:
General and administrative expenses	89	319	36	70
Management fee to the Managing Shareholder	15	18	5	6
Total operating expenses	104	337	41	76

Income (loss) from operations	674	(437)	167	(101)

Other income (expense)
Interest expense	(13)	(35)	(3)	(10)
Equity in income from investments	231	186	52	101
Other income	-	1	-	-
Total other income, net	218	152	49	91

Net income (loss)	$892	$(285)	$216	$(10)

Managing Shareholder – Net income (loss)	$178	$(57)	$43	$(2)
Shareholders – Net income (loss)	$714	$(228)	$173	$(8)
Net income (loss) per Investor Share	$6,763	$(2,157)	$1,635	$(68)
Distributions per Investor Share	$5,600	$2,500	$3,100	$-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$892	$(285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48	-
Equity in income from investments	(231)	(186)
Distributions from investments	120	-
Changes in assets and liabilities:
Accounts receivable	204	189
Due to/from affiliates, net	46	454
Other current assets	(6)	(9)
Accounts payable and accrued expenses	(194)	239
Net cash provided by operating activities	879	402

Cash flows from investing activities:
Capital expenditures	(149)	(615)
Net cash used in investing activities	(149)	(615)

Cash flows from financing activities:
Repayments of loans payable	(265)	(244)
Distribution to shareholders	(594)	(263)
Net cash used in financing activities	(859)	(507)

Net decrease in cash and cash equivalents	(129)	(720)
Cash and cash equivalents, beginning of period	138	734
Cash and cash equivalents, end of period	$9	$14

Supplemental disclosure of cash flow information:
Interest paid	$13	$35

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

The accompanying unaudited condensed consolidated financial statements (the “Consolidated Financial Statements”) have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These Consolidated Financial Statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on October 4, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2005 Form 10-K.

In the opinion of management, the consolidated financial statements as of September 30, 2006, and for the nine-month and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its Consolidated Financial Statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's Consolidated Financial Statements.

3.   INVESTMENTS

Stillwater Hydro Partners, L.P.

Amounts presented below do not include the elimination of interest due to the Trust of $90 and $30 for the nine and three months ended September 30, 2006 and 2005, respectively.

Summarized statements of operations data for Stillwater for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$1,225	$953	$354	$260

Operating expenses	585	547	194	170
Other expenses	342	399	97	131
Total expenses	927	946	291	301

Net income (loss)	$298	$7	$63	$(41)

Trust share of net income (loss)	$97	$2	$20	$(13)

Ridgewood Rhode Island Generation LLC

Summarized statements of operations data for RRIG for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$3,584	$1,896	$1,095	$1,170

Operating expenses	2,591	757	852	433
Other expenses	292	155	99	58
Total expenses	2,883	912	951	491

Net income	$701	$984	$144	$679

Trust share of net income	$105	$148	$21	$102

4.   SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Total revenues increased $825,000, or 69.4%, to $2 million for the first nine months of 2006 as compared to $1.2 million for the first nine months of 2005. The increase was primarily due to the curtailing of operations during the 2005 period while Brea installed emission modification equipment necessary to comply with new emission standards.

Cost of revenues for the first nine months of 2006 was $1.2 million, or 61.4% of revenues, compared to $1.3 million, or 108.4% of revenues in the first nine months of 2005, a decrease of $53,000. The higher percentage of cost of revenues for the first nine months of 2005 was the result of the 2005 period expenses, including maintenance and repair, in connection with modifications to its existing equipment in conjunction with the installation of the new emission modification equipment discussed above.

General and administrative expenses decreased from $319,000 in the first nine months of 2005 compared to $89,000 for the first nine months of 2006 as the 2005 period included professional fees, which were expensed as incurred, relating to complying with the new emission standards.

Income from operations increased for the nine months of 2006 by $1.1 million, from a loss of $437,000 for the nine months of 2005 to income of $674,000 for the nine months of 2006. This increase was due to the 2005 curtailment of operations while Brea installed emission modifications to the existing equipment.

Equity in income from investments totaled $231,000 for the nine months ended September 30, 2006, compared to $186,000 for the comparable 2005 period. This increase was primarily due to an increase in earnings from the Trust’s investments as the equity income from Stillwater increased $95,000 from 2005 to 2006 while the equity income from RRIG decreased $43,000 over the same time periods.

Gross profit increased $878,000 to $778,000 for the nine months ended September 30, 2006 from a loss of $100,000 for the nine months ended September 30, 2005. This increase was due to lower revenues in 2005 caused by the shutdowns in connection with installing new emission control technology at the Brea facility.

Net income increased $1.2 million for the nine months 2006; from a loss of $285,000 for the nine months of 2005 to net income of $892,000 for the first nine months of 2006. This improvement was due to 2005 including the increased cost of revenues incurred by the Brea facility.

Total assets and liabilities and shareholders’ equity decreased $94,000 during the period from December 31, 2005 to September 30, 2006. This decrease was primarily the result of reductions of liabilities totaling $392,000 and distributions to shareholders of $594,000.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total revenues increased $173,000, or 37%, to $640,000 in the third quarter of 2006 as compared to $467,000 in the third quarter of 2005. The increase was primarily due to the curtailing of operations during the 2005 period while Brea installed emission modification equipment necessary to comply with new emission standards.

Cost of revenues for the third quarter of 2006 was $432,000, or 67.5% of revenues, compared to $492,000, or 105.4% of revenues in the third quarter of 2005, a decrease of $60,000. The higher percentage of cost of revenues for 2005 was the result of the 2005 period expenses, including maintenance and repair, in connection with modifications to its existing equipment in conjunction with the installation of the new emission modification equipment discussed above.

General and administrative expenses decreased from $70,000 in the third quarter of 2005 compared to $36,000 in the third quarter of 2006 as the 2005 period included professional fees, which were expensed as incurred, relating to complying with the new emission standards.

Income from operations increased in the third quarter of 2006 by $268,000, from a loss of $101,000 for the third quarter of 2005 compared to income of $167,000 for the third quarter of 2006. This increase was due to curtailing of operations and installed emission modifications to the existing equipment at the Brea facility during 2005.

Equity in income from other investments totaled $52,000 for the three months ended September 30, 2006, compared to $101,000 for the comparable 2005 period. This decrease was primarily due to a decrease in earnings from the Trust’s investments as the equity income from Stillwater increased $33,000 from 2005 to 2006 and the equity income from RRIG decreased $81,000 over the same time periods.

Gross profit increased $233,000 to $208,000 for the three months ended September 30, 2006, as compared to a loss of $25,000 for the three months ended September 30, 2005. This increase was due to lower revenues in 2005 caused by the shutdowns in connection with installing new emission control technology at the Brea facility.

Net income increased to by $226,000, from a loss of $10,000 in the third quarter of 2005 to net income of $216,000 for the third quarter of 2006, due to the inclusion in the third quarter for 2005 of increased cost of revenues incurred by the Brea facility.

Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

At September 30, 2006, the Trust had cash and cash equivalents of $9,000, a decrease of $129,000 from December 31, 2005. The decrease was primarily the result of $879,000 provided by operating activities, $149,000 used in investing activities and $859,000 used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2006 was $879,000 compared to cash provided of $402,000 for the nine months ended September 30, 2005. The increase in cash flow in 2006 compared to 2005 was primarily due to increased net income partially offset by payments of accounts payable and accrued expenses.

Investing activities used $149,000 for the first nine months of 2006 as compared to $615,000 used for the first nine months of 2005, which was capital expenditures relating to the Brea equipment.

Cash used in financing activities for the first three quarters of 2006 was $859,000 compared to $507,000 during the comparable period of 2005. Distributions to shareholders totaled $594,000 for the nine months ended September 30, 2006 while 2005 distributions totaled $263,000. Repayments of bank loans totaled $265,000 and $244,000 for the 2006 and 2005 periods, respectively.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of September 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended September 30, 2006, the Trust engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller. No other material changes were made in the Trust’s internal controls over financial reporting during the quarter ended September 30, 2006. Since the review, the Trust has implemented the following to address the above weaknesses:

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

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see risk factors discussed under “Risk Factors” in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

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